Form 10-Q
period 2014-07-31
AMERICAN GENE ENGINEER CORP
filed 2014-09-22
CIK 1600784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2014 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 000-52276

American Gene Engineer Corp.
(Exact name of registrant as specified in its charter)

Delaware	27-3983637
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

521 Fifth Avenue, Suite 1712, New York, New York 10175
(Address of principal executive offices) (Zip Code)

(212) 292-4231
(Registrant’s telephone number, including area code)

None
(Former name of Registrant)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  100,000,000 shares of common stock issued and outstanding as of September 22, 2014.

ITEM 1. FINANCIAL STATEMENTS

American Gene Engineer Corp.
Balance Sheets
As of July 31, 2014 and October 31, 2013
(Unaudited)

	July 31, 2014	October 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$8,121	$234
Other receivable – related party	20,104	-
Other assets	1,135	-
Total assets	$29,360	$234

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,509	$1,309
Total liabilities	1,509	1,309

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 200,000,000 authorized, 100,000,000 and 0 share issued and outstanding, respectively	100,000	-
Additional paid-in capital	66,934	11,850
Accumulated deficit	(139,083)	(12,925)
Total stockholders’ equity (deficit)	27,851	(1,075)
Total liabilities and stockholders’ equity (deficit)	$29,360	$234

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Statements of Operations
For the Three and Nine Months
Ended July 31, 2014 and 2013
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013

Operating expenses:
General and administrative expenses	$11,361	$-	$126,158	$1,900

Net loss	$(11,361)	$-	$(126,158)	$(1,900)

Net loss per common share – basic and diluted	(0.00)	-	(0.00)	-
Weighted average common shares outstanding – basic and diluted	100,000,000	-	73,992,674	-

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Statements of Cash Flows
For the Nine Months Ended July 31, 2014 and 2013
(Unaudited)

	July 31,	July 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(126,158)	$(1,900)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in operating assets and liabilities:
Other receivable – related party	(20,104)	-
Prepaid expenses and other current assets	(1,135)	252
Accounts payable and accrued expenses	200	146
Net cash used in operating activities	(147,197)	(1,502)

Cash flows from financing activities:
Capital contribution from related party	55,084	850
Proceeds from issuance of common shares	100,000	-
Net cash provided by financing activities	155,084	850

Net increase (decrease) in cash	7,887	(652)
Cash and cash equivalents, beginning of period	234	886

Cash and cash equivalents, end of period	$8,121	$234

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the financial statements.

 American Gene Engineer Corp.
Notes to Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION

American Gene Engineer Corp. (the "Company") was incorporated in Delaware on November 15, 2010. The Company was established to provide professional consultation gene development, research, examination and studies.

The Company has been in the process of becoming a public company and has not yet realized any revenue from its planned operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended October 31, 2013 and notes thereto contained in the Registration Statement on Form 10 filed with the SEC on August 11, 2014.

ESTIMATES AND ASSUMPTIONS

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value.

INCOME TAXES

An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred income taxes arise from temporary differences between income tax and financial reporting and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws. In addition, a deferred tax asset can be generated by net operating loss carryforwards (“NOLs”). If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the statement of operations. No such charges have been incurred by the Company.

EARNINGS (LOSS) PER COMMON SHARE

Basic net earnings (loss) per common share are computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

SUBSEQUENT EVENTS

The Company has evaluated all transactions from July 31, 2014 through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended July 31, 2014.

NOTE 3 – GOING CONCERN

At July 31, 2014, the Company had cash and cash equivalents of $8,121 and no current source of revenues.  Through July 31, 2014, the Company has been primarily engaged in the process of going public.  In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least fiscal year 2014.  The Company expects to finance its operations primarily through the contribution from its president.

There is no assurance that the Company will be able to obtain such additional capital.  Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support its growth.  If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted.

As a result of the above discussed conditions, there exists substantial doubt about the Company’s ability to continue as a going concern.  The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended July 31, 2014, the Company paid attorney fees, accounting fees, and tax fees of $23,504 on behalf of an affiliated company. The Company had a receivable balance of $20,104 at July 31, 2014 and has collected all receivables subsequently.

NOTE 5 – INCOME TAXES

At July 31, 2014, we had federal income tax net operating loss (“NOL”) carryforwards of approximately $140,000. The NOL carryforwards expire from fiscal year 2031 through 2033. The value of these carryforwards depends on our ability to generate taxable income. A change in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize our net operating loss carryforwards. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if we fail to generate taxable income prior to the expiration dates we may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. We have had cumulative losses and there is no assurance of future taxable income, therefore, valuation allowances have been recorded to fully offset the deferred tax asset at July 31, 2014 and October 31, 2013.

NOTE 6 – EQUITY

In January 2014, the Company issued 100 million shares to investors for $100,000 cash.

During the nine months ended July 30, 2014 and 2013, the Company’s president contributed cash of $55,084 and $850, respectively, to the Company.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares of our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, “American Gene Engineer Corp.”, “the Company” means American Gene Engineer Corp., unless otherwise indicated.

Corporate Overview

American Gene Engineer Corp. (“Company”) was incorporated in the State of Delaware on November 15, 2010.  The Company has been in the developmental stage since inception and has conducted virtually no business operations.  The Company has no full-time employees and owns no real estate or personal property.  The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business.  The business purpose of the Company is to seek the acquisition of, or merger with, an existing company which provides genetic testing and diagnostic services.  We have a minimal amount of cash.  The Independent Auditor’s Report to our financial statements for the fiscal year ended October 31, 2013, included in this prospectus, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such doubts identified in the report include the fact (i) that we have not established any source of revenue to cover our operating costs; (ii) that we will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured; and (iii) that if we are unable to obtain revenue producing contracts or financing or if the revenue or financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations.

The Company, based on our proposed business activities, is a “blank check” company.  The U.S. Securities and Exchange Commission (“SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act of 1934, as amended (“Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies”.  Under Rule 12b-2 promulgated under the Exchange Act, the Company will be deemed to be a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.  Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.  The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Results of Operation

Three months ended July 31, 2014 as Compared to Three months ended July 31, 2013

We have not generated any revenue since inception and therefore do not have any cost associated with revenue.

For the three months ended July 31, 2014, we incurred $11,361 in operating expenses as compared to $0 for the same period in 2013. Our operating expenses for the three months ended July 31, 2014 mainly included fees paid to our third-party professionals, including lawyers, accountants and auditors for the preparation of going public and audit and other miscellaneous fees.

For the three months July 31, 2014 and 2013 we had net losses of $11,361 and $0, respectively, due to the payment of expenses as described above.

Nine Months Ended July 31, 2014 as Compared to Nine Months Ended July 31, 2013

We have not generated any revenue since inception and therefore do not have any cost associated with revenue.

For the nine months ended July 31, 2014, we incurred $126,158 in operating expenses as compared to $1,900 for the same period in 2013. Our operating expenses for the nine months ended July 31, 2014 mainly included fees paid to our third-party professionals, including lawyers, accountants and auditors for the preparation of going public and audit and other miscellaneous fees.  Our operating expenses for the nine months ended July 31, 2013 mainly included accounting fees.

For the nine months July 31, 2014 and 2013 we had net losses of $126,158 and $1,900, respectively, due to the increase of expenses as described above.

Liquidity and Capital Resources

As of July 31, 2014, we did not have any sources of income and had cash and cash equivalents of $8,121.  There is a substantial doubt regarding the Company’s ability to continue as a going concern.

Our expenses have been paid for with cash provided by our CEO and majority shareholder, Mr. Ming Lin, as well as proceeds of $100,000 received from issuance of common shares in January 2014.

As of the date of this report, we have not yet generated any revenues from our business operations and have no cash.  Although we have minimal liabilities, our inability to generate revenue raises a substantial doubt regarding the Company’s ability to continue as a going concern.

We anticipate that in order to fund our ongoing working capital requirements, we will need to use all of the remaining cash funds as well as seeking other sources of funding. We may need to raise additional capital through loans or additional investments from our initial shareholders, officers, directors, or third parties. None of the initial shareholders, officers or directors is under any obligation to advance funds or invest in, us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These factors raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings or other relationships with entities or other persons, also known as “special purpose entities.”

Critical Accounting Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported. A summary of our significant accounting policies are detailed in the notes to the financial statements, which are an integral component of this analysis.

Significant Accounting Policies

The Company has defined a significant accounting policy as one that is both important to the portrayal of the Company’s financial condition and results of operations and requires management of the Company to make difficult, subjective or complex judgments. Estimates and assumptions about future events and their effects cannot be predicted with certainty. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes.

We have identified the policies set forth in Note 2 to our financial statements as significant to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Results of Operations and Financial Condition, where such policies affect our reported and expected financial results. In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the discussion set forth in Note 2 to our financial statements addresses our most significant accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of July 31, 2014 and, based on his evaluation, have concluded that the disclosure controls and procedures were not effective.

Management’s assessment identified several material weaknesses in our internal control over financial reporting. A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

Our management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

1)
lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures;

2)	inadequate segregation of duties consistent with control objectives;
3)	ineffective controls over period end financial disclosure and reporting processes; and
4)	lack of accounting personnel with adequate experience and training.

Changes in internal control over financial reporting

During the three months ended July 31, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes from the risk factors disclosed in Item 1A (Risk Factors) contained in our Registration Statement on Form 10, Amendment No. 1 filed with the SEC on August 11, 2014.  We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect out operations.  The risks, uncertainties and other factors set forth in our Registration Statement on Form 10, Amendment No. 1 filed with the SEC on August 11, 2014, may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements.  If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation filed with the Secretary of State of the State of Delaware on November 15, 2010 (attached as an exhibit to our registration statement on Form 10 filed on June 13, 2014)
3.2	Bylaws (attached as an exhibit to our registration statement on Form 10 filed on June 13, 2014)
3.3
Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on February 21, 2014 (attached as an exhibit to our registration statement on Form 10 filed on June 13, 2014)

(10)	Material Contracts
10.1	Form of Subscription Agreement (attached as an exhibit to our registration statement on Form 10 filed on June 13, 2014)
10.2	Office Lease between Prime Office Centers 521, LLC and the Company dated March 13, 2014 (attached as an exhibit to our registration statement on Form 10 filed on August 11, 2014)
(31)	Section 302 Certification
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Gene Engineer Corp.

/s/ Ming Lin
Ming Lin
CEO, Principal Executive Officer, and Director
Date: September 22, 2014

/s/ Han-Chen Lin
Han-Chen Lin
CFO, Principal Accounting Officer, and Director
Date: September 22, 2014