Form 10-K
period 2014-10-31
AMERICAN GENE ENGINEER CORP
filed 2015-02-12
CIK 1600784

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 000-52276

American Gene Engineer Corp.
(Exact name of registrant as specified in its charter)

Delaware	27-3983637
-------------------------------	----------------
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

521 Fifth Avenue, Suite 1718 New York, New York	10175
----------------------------------------	----------
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (212) 292-4325

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common Stock, par value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒ No ☐

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates as of April 30, 2014 was $2,148, based on 2,147,542 shares of common stock held by non-affiliates.

As of January 28, 2015, the registrant had 100,000,000 shares of common stock outstanding.

 FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference into the Annual Report on Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology.  Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our being a development stage company with no operating history; our lack of funding; our potential inability to consummate a business combination with an operating company that is generating revenues; the possibility that our company may never generate revenues; unknown risks that may attend to a business with which we consummate a business combination; our personnel allocating their time to other businesses and potentially having conflicts of interest with our business; the ownership of our securities being concentrated, and those other risks and uncertainties detailed herein and in the Company’s filings with the Securities and Exchange Commission.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future.  We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K.  In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in “Risk Factors.”  The forward-looking events we discuss in this Annual Report on Form 10-K speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions.  Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Description of Business

General

American Gene Engineer Corp. (the “Company”) was incorporated in the State of Delaware on November 15, 2010.  The Company has been in the developmental stage since inception and has conducted virtually no business operations.  The Company has no full-time employees and owns no real estate or personal property.  The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business.  The business purpose of the Company is to seek the acquisition of, or merger with, an existing company which provides genetic testing and diagnostic services.  We have a minimal amount of cash.  The Independent Auditor’s Report to our financial statements for the fiscal year ended October 31, 2014, included in this report, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such doubts identified in the report include the fact (i) that we have suffered recurring losses from operations; (ii) that we will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured; and (iii) that if we are unable to obtain revenue producing contracts or financing or if the revenue or financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations.

Our Business

The Company, based on our proposed business activities, is a “blank check” company.  The U.S. Securities and Exchange Commission (“SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act of 1934, as amended (“Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.  Under Rule 12b-2 promulgated under the Exchange Act, the Company will be deemed to be a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.  Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.  The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized to provide a method for a foreign or domestic privately held company to become a reporting company whose securities are qualified for trading in the United States securities markets, such as the New York Stock Exchange (“NYSE”), NASDAQ, American Stock Exchange (“AMEX”) or the OTC Bulletin Board, and, as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held reporting company.  The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  The Company will seek potential candidate target companies which provides genetic testing and diagnostic services but will not restrict itself to geographical location and, thus, may acquire or merge with business which provides genetic testing and diagnostic services, domestic or foreign.

The analysis of new business opportunities will be undertaken by and under the supervision of our management team which consists of our CEO and CFO.  As of the date of this report, we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  We have flexibility in seeking, analyzing and participating in potential business opportunities in the genetic testing and diagnostic industry. However, we have limited cash at this time and no plan to raise money through the sale of equity or borrow money from a traditional lending source.  Our majority shareholder and CEO, Mr. Ming Lin, has verbally committed without conditions to the Company that they will fund the costs of preparing the Company's Exchange Act reports (Form 10-Ks, Form 10-Qs, Form 8-Ks) for the current fiscal year ending October 31, 2014.  Mr. Lin has committed to continue to pay such costs beyond the preparation of the Form 10-K for the fiscal year ending October 31, 2015 if the Company is not able to secure other sources of funding.  In the event that Mr. Lin fails to pay such costs, the Company’s common stock would likely be limited to quotation on the OTC Pink marketplace and no market for the common stock would develop or, if a market did develop, the market for our common stock would not exist for very long.  Investors in our common stock could lose part or all of their investment in our shares.

Potential Target Companies

A business entity that may be interested in a business combination with the Company may include the following:

•	a company for which a primary purpose of becoming a public company is the use of its securities for the acquisition of assets or business;
•	a company that is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
•	a company that believes it will be able to obtain investment capital on more favorable terms after it has become public;
•	a foreign company that may wish an initial entry into the United States’ securities markets;
•	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employees Stock Option Plan; and
•	a company seeking one or more of the other perceived benefits of becoming a public company.

The analysis of new business opportunities will be undertaken by or under the supervision of our officers, directors, accountants and legal counsel.  We will have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.  In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

•	potential for growth, indicated by new technology, anticipated market expansion or new products or services;
•	competitive position as compared to other firms of similar size and experience within the industry segment, as well as within the industry as a whole;
•	strength and diversity of management, either in place or scheduled for recruitment;
•
capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•	the cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;
•	the extent to which the business opportunity can be advanced;
•	the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
•	other factors deemed to be relevant by our management team, which currently consists of our CEO and CFO.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data.  Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.  Due to our limited financial resources available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

No assurances can be given that the Company will be able to enter into a business combination of any nature.

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company.  Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax-free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (“Code”), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity.  If a transaction were structured to take advantage of these provisions rather than other “tax-free” provisions provided under the Code, our stockholders would, in such circumstances, retain 20% or less of the total issued and outstanding shares of the Company.  Under other circumstances, depending upon the relative negotiating strength of the parties, our stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity.  This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

Our present stockholders will likely not have control of a majority of our voting shares following a reorganization transaction.  As part of such a transaction, all or a majority of the officers and directors may resign and new officers and directors may be appointed without any vote by our stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders.  In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding shares.  The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal right to dissenting stockholders.  Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosures documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others.  If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable.  Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees.  Our officers and directors are engaged in outside business activities and anticipates they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified.  We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

We believe there are many valuable resources we can reach out to in order to identify potential targets including, but not limited to, business brokers, networking web sites, conferences, business professionals and direct contacts by our management with business owners with whom our management is familiar.

Competitive Conditions

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination.  We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us.  Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.  In reality, it might be more feasible for a privately held company to file its own Form 10 registration statement to become a fully reporting company than to give up ownership to the Company by entering into a business combination with us.

In the event we are successful in identifying a private company that is interested in combining with us, the private company will have to provide us with a lot of information related to its business history, prospects, financial condition, management and have books and records that are auditable without undue time and expense.  Upon entry into a definitive agreement with a target, we will have to file a Form 8-K describing the proposed transaction, that the proposed transaction will result in a change in control of our Company and include audited financial statements of the combined entity as an exhibit to the Form 8-K or in an amendment to the Form 8-K.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K before making a decision to invest in our securities.  The risks described below are not the only ones facing our Company.  Additional risks not presently known to us or that we presently consider immaterial may also adversely affect our Company.  If any of the following risks occur, our business, financial condition and results of operations and the value of our common stock could be materially and adversely affected.

Risks Related to Our Business

WE HAVE A VERY LIMITED OPERATING HISTORY AND THERE IS NO ASSURANCE THAT OUR FUTURE OPERATIONS WILL RESULT IN REVENUES OR PROFITS.  IF WE CANNOT GENERATE SUFFICIENT REVENUES TO OPERATE PROFITABLY, THEN WE MAY SUSPEND OR CEASE OUR OPERATIONS AND YOU COULD EVEN LOSE YOUR ENTIRE INVESTMENT IN OUR COMMON STOCK.

We were incorporated on November 15, 2010 and generated nominal revenues and no profits through October 31, 2014.  We also have very little operating history upon which an evaluation of our future success or failure can be made.  As of October 31, 2014, we had incurred a net loss of approximately $164,526 since our inception on November 15, 2010.  The success of our future operations is dependent upon our ability to carry out our planned activities, fund our operations and compete effectively with other similar businesses.  Based on our current business plan, we expect to incur operating losses during the fiscal year ending October 31, 2015.  We cannot guarantee that we will ever be successful in generating revenues sufficient to cover our operating costs and overhead or achieve profitability.  Our failure to achieve profitability may cause us to suspend or cease our operations.

SEVERAL FACTORS RAISE DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The Independent Auditor's Report to our financial statements for the year ended October 31, 2014, included in this report, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such doubts identified in the report include the Company's losses from operations and lack of liquidity.

WE DO NOT HAVE AN INDEPENDENT AUDIT OR COMPENSATION COMMITTEE, THE ABSENCE OF WHICH COULD LEAD TO CONFLICTS OF INTEREST OF OUR OFFICERS AND DIRECTORS AND WORK AS A DETRIMENT TO OUR STOCKHOLDERS.

We do not have an independent audit or compensation committee.  The absence of an independent audit and compensation committee could lead to conflicts of interest of our officers and directors, which could work as a detriment to our stockholders.

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT STOCKHOLDERS.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors.  A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders.  Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders.

WE DEPEND HEAVILY ON MANAGEMENT TEAM AND CONSULTANTS AND THE LOSS OF ANY OF OUR EXECUTIVE OFFICERS COULD SIGNIFICANTLY WEAKEN OUR MANAGEMENT EXPERTISE AND ABILITY TO RUN OUR BUSINESS.

Our business strategy and success is dependent on the skills and knowledge of our management team consisting of our CEO, CFO, and consultants.  We have no other officers or directors and rely on third party consultants to assist with management and, therefore, have little backup capability for their activities.  The loss of services of any of our officers could weaken significantly our management expertise and our ability to efficiently run our business.  We do not maintain key man life insurance policies on our officers.

THERE ARE RELATIVELY LOW BARRIERS TO BECOMING A BLANK CHECK COMPANY OR SHELL COMPANY, THEREBY INCREASING THE COMPETITION FOR A SMALL NUMBER OF BUSINESS OPPORTUNITIES.

There are relatively low barriers to becoming a blank check or shell company.  A newly incorporated company with a single stockholder and sole officer and director may become a blank check company or shell company by voluntarily subjecting itself to the SEC reporting requirements by filing and seeking effectiveness of a Form 10, thereby registering its common stock pursuant to Section 12(g) of the Securities and Exchange Act of 1934 with the SEC.  Assuming no comments to the Form 10 have been received from the SEC, the registration statement is automatically deemed effective 60 days after filing the Form 10 with the SEC.  The relative ease and low cost with which a company can become a reporting blank check or shell company can increase the already highly competitive market for a limited number of businesses that will consummate a successful business combination.

THERE IS COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY OUR MANAGEMENT.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination.  We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities.  A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us.  Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.  In reality, it might be more feasible for a privately held company to file its own Form 10 registration statement to become a fully reporting company than to give up ownership to the Company by entering into a business combination with us.

FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF OUR MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment.  The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity.  While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion.  In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

THE COMPANY HAS NO EXISTING AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity.  No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination.  Management intends to seek the acquisition of, or merger with, an existing company, which provides genetic testing and diagnostic services.  We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

OUR MANAGEMENT INTENDS TO DEVOTE ONLY A LIMITED AMOUNT OF TIME TO SEEKING A TARGET COMPANY WHICH MAY ADVERSELY IMPACT OUR ABILITY TO IDENTIFY A SUITABLE ACQUISITION CANDIDATE.

While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company's affairs in total.  Our officers, Ming Lin and Han-Chen Lin, have not entered into a written employment agreements with us and are not expected to do so in the foreseeable future.  This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

THE TIME AND COST OF PREPARING A PRIVATE COMPANY TO BECOME A PUBLIC REPORTING COMPANY MAY PRECLUDE US FROM ENTERING INTO A MERGER OR ACQUISITION WITH THE MOST ATTRACTIVE PRIVATE COMPANIES.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition.  Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition.  The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition.  Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

THE COMPANY MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (“Investment Company Act”), since we will not be engaged in the business of investing or trading in securities.  If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act.  If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs.  We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

ANY POTENTIAL ACQUISITION OR MERGER WITH A FOREIGN COMPANY MAY SUBJECT US TO ADDITIONAL RISKS.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States.  These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences.  Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

Risks Related to an Investment in Our Securities

OUR COMMON STOCK IS NOT CURRENTLY TRADED ON ANY STOCK EXCHANGE OR QUOTED ON THE OVER-THE-COUNTER BULLETIN BOARD OR THE PINK SHEETS. WHEN AND IF TRADED, OUR COMMON STOCK WILL LIKELY BE CONSIDERED TO BE A “PENNY STOCK” AND, AS SUCH, THE MARKET FOR OUR COMMON STOCK MAY BE LIMITED BY CERTAIN SEC RULES APPLICABLE TO PENNY STOCKS.

As long as the price of our common stock remains below $5.00 per share, our shares of common stock are likely to be subject to certain “penny stock” rules promulgated by the SEC.  Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally, an institution with assets in excess of $5,000,000 or an individual with a net worth in excess of  $1,000,000).  For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale.  Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices of penny stocks and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm.  These rules and regulations make it more difficult for brokers to sell shares of our common stock and limit the liquidity of our shares.

TRADING IN OUR SECURITIES COULD BE SUBJECT TO EXTREME PRICE FLUCTUATIONS THAT COULD ADVERSELY AFFECT YOUR INVESTMENT.

Historically speaking, the market prices for securities of small publicly traded companies have been highly volatile.  Publicized events and announcements may have a significant impact on the market price of our common stock.  In addition, the stock market from time to time experiences extreme price and volume fluctuations that particularly affect the market prices for small publicly traded companies and which are often unrelated to the operating performance of the affected companies.

THERE IS CURRENTLY NO TRADING MARKET FOR OUR COMMON STOCK, AND LIQUIDITY OF SHARES OF OUR COMMON STOCK IS LIMITED.

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock.  Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act.  Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.  Shares of our common stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act (“Rule 144”), in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000 (“Wulff Letter”).  In 2007, the SEC announced that it is changing certain aspects of the Wulff Letter, and such changes shall apply retroactively to our stockholders.  Effective February 15, 2008, all holders of shares of common stock of a “shell company” will be permitted to sell their shares of common stock under Rule 144, subject to certain restrictions, starting one year after (i) the completion of a business combination with a private company in a reverse merger or reverse takeover transaction after which the company would cease to be a “shell company” (as defined in Rule 12b-2 under the Exchange Act) and (ii) the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter.  Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

THE COMPANY MAY BE SUBJECT TO CERTAIN TAX CONSEQUENCES IN OUR BUSINESS, WHICH MAY INCREASE OUR COST OF DOING BUSINESS.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction.  Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions.  We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets.  A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

OUR BUSINESS WILL HAVE NO REVENUES UNLESS AND UNTIL WE MERGE WITH OR ACQUIRE AN OPERATING BUSINESS.

We are a development stage company and have had nominal revenues from a related party.  We may not realize any more revenues unless and until we successfully merge with or acquire an operating business.

THE COMPANY INTENDS TO ISSUE MORE SHARES IN A MERGER OR ACQUISITION, WHICH WILL RESULT IN SUBSTANTIAL DILUTION TO EXISTING STOCKHOLDERS.

Our Certificate of Incorporation authorizes the issuance of a maximum of 200,000,000 shares of common stock.  Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders.  Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders.  Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval.  To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

THE COMPANY HAS CONDUCTED NO MARKET RESEARCH OR IDENTIFICATION OF BUSINESS OPPORTUNITIES, WHICH MAY AFFECT OUR ABILITY TO IDENTIFY A BUSINESS TO MERGE WITH OR ACQUIRE.

The Company has neither conducted nor have others made available to us results of market research concerning prospective business opportunities.  Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us.  Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will, present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available.  There is no assurance that we will be able to acquire a business opportunity on terms favorable to us.  Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

BECAUSE WE MAY SEEK TO COMPLETE A BUSINESS COMBINATION THROUGH A “REVERSE MERGER,” WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS FOLLOWING SUCH A TRANSACTION.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.”  Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock.  No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

WE CANNOT ASSURE YOU THAT FOLLOWING A BUSINESS COMBINATION WITH AN OPERATING BUSINESS, OUR COMMON STOCK WILL BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange.  However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange.  After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Markets, another over-the-counter quotation system, or on the “OTC Pink” marketplace, where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock.  In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors.  Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity.  This would also make it more difficult for us to raise additional capital following a business combination.

AS A BLANK CHECK COMPANY, ANY REGISTERED OFFERING OF OUR SECURITIES WILL HAVE TO COMPLY WITH RULE 419 UNDER THE SECURITIES ACT OF 1933, WHICH COULD IMPACT OUR ABILITY TO RAISE EQUITY FUNDS FROM INVESTORS.

In the event we register an offering of our securities with the Securities and Exchange Commission while we are a blank check company, we will have to comply with Rule 419 under the Securities Act of 1933.  Rule 419 is a cumbersome rule applicable to blank check companies selling penny stocks in a registered offering.  Rule 419 requires that the gross proceeds raised in such an offering be deposited into an escrow account with a financial institution insured by the FDIC or in a separate bank account established by a registered broker or dealer in which the broker or dealer acts as trustee for the persons having the beneficial interests in the account.  Furthermore, Rule 419 requires the securities issued to investors in the blank check offering be issued in the name of such investors but certificates representing such securities must be deposited into the escrow account instead of being delivered directly to investors, and the records of the escrow agent, maintained in good faith and in the regular course of business, must show the name and interest of each party to the account.

The initial registration statement for the blank check offering shall disclose the specific terms of the offering, including, but not limited to:

•
The terms and provisions of the escrow or trust agreement and the effect thereof upon the company’s right to receive funds and the effect of the escrow or trust agreement upon the investor’s funds and securities required to be deposited into the escrow or trust account, including, if applicable, any material risk of non-insurance of investors’ funds resulting from deposits in excess of the insured amounts; and

•
The obligation of the company to provide, and the right of the purchaser to receive, information regarding an acquisition, including the requirement that pursuant to Rule 419, investors confirm in writing their investment in the company’s securities.

Rule 419 imposes certain additional disclosure obligations on companies making blank check offerings.  Due to the requirements of Rule 419 and the fact that investors investing in blank check offerings have no idea if or when an acquisition or merger transaction will occur, or if the acquisition or merger target is worthy of the investors’ money or risks, it may be difficult for the company to pull off a blank check offering and even if the company is successful in raising funds in such an offering, it may not be able to find an attractive acquisition or merger candidate.  Therefore, investors in a blank check offering will have their funds at risk for a prolonged period of time and they may not be happy with the results of an acquisition or merger, if one were to occur.

SUBSTANTIAL SALES OF OUR COMMON STOCK MAY IMPACT THE MARKET PRICE OF OUR COMMON STOCK.

Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of options and warrants, and the resale of shares by investors who have registration rights, could adversely affect the market price of our common stock.  Furthermore, if we raise additional funds through the issuance of common stock or securities convertible into our common stock, the percentage ownership of our stockholders will be reduced and the price of our common stock may fall.

WE DO NOT EXPECT TO PAY DIVIDENDS FOR THE FORESEEABLE FUTURE.

We will use any earnings generated from our operations to finance our business and will not pay any cash dividends to our stockholders in the foreseeable future.

AS AN “EMERGING GROWTH COMPANY” UNDER THE JOBS ACT, WE ARE PERMITTED TO RELY ON EXEMPTIONS FROM CERTAIN DISCLOSURE REQUIREMENTS.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to and may rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•
comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay”, “say-on-frequency” and “say-on-golden parachute;” and

•
disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are not choosing to “opt out” of this provision. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We will remain an “emerging growth company” until the last day of our fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration under the Securities Act, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

WE WILL BE SUBJECT TO THE PERIODIC REPORTING REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934 WHICH WILL REQUIRE US TO INCUR AUDIT FEES AND LEGAL FEES IN CONNECTION WITH THE PREPARATION OF SUCH REPORTS.  THESE COSTS COULD REDUCE OR ELIMINATE OUR ABILITY TO EARN A PROFIT.

We will be required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act and the rules and regulations promulgated thereunder.  In order to comply with these regulations, our independent registered public accounting firm must review our financial statements on a quarterly basis and audit our financial statements on an annual basis.  Moreover, our legal counsel has to review and assist in the preparation of such reports.  The costs charged by these professionals for such services cannot be accurately predicted at this time because of factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys.

However, the incurrence of such costs will obviously be an expense to our future operations and could have a negative effect on our ability to meet our overhead requirements and earn a profit.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information and the trading price of our common stock could drop significantly.

STOCKHOLDERS MAY BE DILUTED SIGNIFICANTLY THROUGH OUR EFFORTS TO OBTAIN FINANCING AND SATISFY OBLIGATIONS THROUGH ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.

We have no committed source of financing.  Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations.  In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock.  Our board of directors has authority, without action or vote of the stockholders, to issue all or part of the 100,000,000 authorized, but unissued, shares of our common stock.  Future issuances of shares of our common stock will result in dilution of the ownership interests of existing stockholders, may further dilute common stock book value and that dilution may be material.

OUR CERTIFICATE OF INCORPORATION PROVIDES FOR INDEMNIFICATION OF OFFICERS AND DIRECTORS AT OUR EXPENSE AND LIMIT THEIR LIABILITY, WHICH MAY RESULT IN A MAJOR COST TO US AND HURT THE INTERESTS OF OUR STOCKHOLDERS BECAUSE CORPORATE RESOURCES MAY BE EXPENDED FOR THE BENEFITS OF OFFICERS AND/OR DIRECTORS.

Our bylaws and applicable Delaware laws provide for the indemnification of our directors, officers, employees and agents under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf.  We will also bear the expenses of such litigation for any of our directors, officers, employees or agents, upon such person’s written promise to repay us therefor, even if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we may be unable to recoup.

We have been advised that, in the opinion of the Securities and Exchange Commission, indemnification for liabilities arising under federal securities laws is against public policy and is, therefore, unenforceable.  In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question of whether indemnification by us is against public policy as expressed by the Securities and Exchange Commission and will be governed by the final adjudication of such issue.  The legal process relating to this matter, if it were to occur, is likely to be very costly and may result is us receiving negative publicity, either of which factors is likely to materially reduce the market price for our shares, if such a market ever develops.

THERE ARE RISKS ASSOCIATED WITH FORWARD LOOKING STATEMENTS.

This report contains certain forward looking statements regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance.  The forward looking statements and associated risks set forth in this report include or relate to, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our ability to obtain and retain sufficient capital for future operations, and (e) our anticipated needs for working capital.  These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” in this report, as well as in this report, generally.  Actual events or results may differ materially from those discussed in forward looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this report, generally.  In light of these risks and uncertainties, there can be no assurance that the forward looking statements contained in this report will, in fact, occur.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties.

Our principal executive offices are located 521 Fifth Avenue, Suite 1718, New York, New York 10175.  We lease our office from Prime Office Centers 521, LLC for $1,900 per month and our lease expires April 30, 2015.

Item 3. Legal Proceedings.

We are not a party to any legal proceedings and are not aware of any threatened litigation.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of January 28, 2015, we had 100,000,000 shares of common stock issued and outstanding.

There currently exists no public trading market for our common stock.  There can be no assurance that a public trading market will develop at this time or be sustained in the future.  Without an active public trading market, investors may be unable to liquidate their shares of our common stock without considerable delay, if at all.  If a market does develop, the price for our shares may be highly volatile and may bear no relationship to our actual financial condition or results of operations.  Factors we discuss in this report, including the many risks factors associated with an investment in our Company, may have a significant impact on the market price of our common stock.  Also, because of the relatively low price at which our common stock will likely trade, many brokerage firms may not effect transactions in our common stock.

At the present time, none of our shares of common stock are eligible for sale under Rule 144 of the Securities and Exchange Commission. We do not have any outstanding options to purchase our common equity.

As of January 28, 2015, there were 36 stockholders of record of our common stock.

Dividends

We have not paid cash dividends on any class of common equity since formation and we do not anticipate paying any dividends on our outstanding common stock in the foreseeable future.  There are no material restrictions limiting or that are likely to limit our ability to pay dividends on its outstanding securities.

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities

On January 10, 2014, we issued 100,000,000 shares of our common stock pursuant to a subscription agreement without registration under the Securities Act of 1933 at the per share price of $0.001 (the “Subscription Agreement”), for a total of $100,000.  All of the above issuances of these common stock were deemed to be exempt under Section 4(2) of the Securities Act of 1933, as amended.  A form of the Subscription Agreement which set forth all of the terms of the sale and purchase of our common stock is filed herewith as Exhibit 10.1.

Item 6. Selected Financial Data.

The information to be furnished under this Item 6 is not required of smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition.  The discussion should be read along with our financial statements and notes thereto.  The following discussion and analysis contains forward-looking statements which involve risks and uncertainties.  Our actual results may differ significantly from the results expectations and plans discussed in these forward-looking statements.

Overview

American Gene Engineer Corp. was incorporated in the State of Delaware on November 15, 2010.  The Company has been in the developmental stage since inception and has conducted virtually no business operations.  The Company has no full-time employees and owns no real estate or personal property.  The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business.  The business purpose of the Company is to seek the acquisition of, or merger with, an existing company which provides genetic testing and diagnostic services.  We have a minimal amount of cash.  The Independent Auditor’s Report to our financial statements for the fiscal year ended October 31, 2014, included in this report, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such doubts identified in the report include the fact (i) that we have suffered recurring losses; (ii) that we will be engaging in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured; and (iii) that if we are unable to obtain revenue producing contracts or financing or if the revenue or financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations.

The Company, based on our proposed business activities, is a “blank check” company.  The U.S. Securities and Exchange Commission defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act of 1934, as amended, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies”.  Under Rule 12b-2 promulgated under the Exchange Act, the Company will be deemed to be a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.  Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.  The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Results of Operations

Year Ended October 31, 2014 as Compared to Year Ended October 31, 2013

Revenue from related party

We generated $6,000 revenue from related party for the fiscal year ended October 31, 2014 compared to $0 for the fiscal year ended October 31, 2013. Revenue from related party for fiscal year 2014 was related to one-month consulting services regarding gene molecular provided to HK Asia-Pacific Gene Engineering Ltd., a company controlled by the son of the Company’s president.

Operating expenses

For the fiscal year ended October 31, 2014, we incurred $157,600 in operating expenses as compared to $2,461 for fiscal year ended October 31, 2013, an increase of $155,139.  All of our operating expenses are for general and administrative purposes such as accounting fees and audit fees. The increase was mainly due to professional services received during the fiscal year ended October 31, 2014. Attorney fees was about $95,000 for the fiscal year October 31, 2014 while there was no attorney fees for the fiscal year ended October 31, 2013. Audit and accounting related fees increased approximately $19,000 for the fiscal year ended October 31, 2014 as compared to the fiscal year ended October 31, 2013. The increase of operating expenses was also attributable to recruiting expensed of $10,404 and office rent expense of $14,804 for the fiscal year ended October 31, 2014 while there was no such expenses for the year ended October 31, 2013.

Net loss

For the fiscal years ended October 31, 2014 and 2013, we had net losses of $151,600 and $2,461, respectively. Increase of net loss was mainly due to the increase of accounting and attorney fees, recruiting expense and rent expense.

We have suffered recurring losses since inception, have very limited business activities and have yet generated stable revenues. These factors raise substantial doubt about its ability to continue as a going concern.  Our expenses have been paid for with cash provided by our majority shareholder and CEO, Mr. Ming Lin, who will continue to fund us for the foreseeable future without conditions.  Mr. Lin has agreed to continue to pay for all expenses of the Company without conditions.

Liquidity and Capital Resources

For the fiscal year ended October 31, 2014, we have generated $6,000 revenues from our business operations and as of October 31, 2014, we had $27,152 of cash.  Although we have minimal liabilities, our inability to generate revenue raises a substantial doubt regarding the Company’s ability to continue as a going concern.

For the fiscal year ended October 31, 2014, net cash used in operating activities was $148,714 as compared to $1,502 for the fiscal year ended October 31, 2014. The increase was mainly due to the payments made for professional services, recruiting and office rent during fiscal year 2014. There were no such activities during fiscal year 2013.

For the fiscal year ended October 31, 2014, net cash used in investing activities was $3,800 which presents payment made to the landlord as rent deposit. There were no investing activities for fiscal year 2013.

For fiscal year ended October 31, 2014 and 2013, net cash provided by financing activities was $179,432 and $850, respectively. Capital contributions from the Company’s president were $79,432 for fiscal year 2014 as compared to $850 for fiscal year 2013. Additionally, the Company issued 100 million common shares for $100,000 cash during fiscal year 2014 while there were no common shares issued during fiscal year 2013.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information to be furnished under this Item 7A is not required of smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

See financial statements beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between us and our accountants on any matter of accounting principles, since our formation and there are no disagreements with accountants on accounting or financial disclosure matters.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of October 31, 2014 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective.

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

1.
lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures;

2.	inadequate segregation of duties consistent with control objectives;
3.	ineffective controls over period end financial disclosure and reporting processes; and
4.	lack of accounting personnel with adequate experience and training.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

During the three months ended October 31, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

 Directors and Executive Officers

Our executive officers are elected by the board of directors and serve at the discretion of the board.  All of the current directors serve until the next annual stockholders’ meeting or until their successors have been duly elected and qualified.  The following table sets forth certain information regarding our current directors and executive officers:

Name	Age	Position(s)	Director Since
Ming Lin	59	Chief Executive Officer and director	2014
Han-Chen Lin	26	Chief Financial Officer and director	2014

BACKGROUND OF OFFICERS AND DIRECTORS

Ming Lin was appointed our Chief Executive Officer in January 2014.  He has vast experience in the biotechnology industry and current the president of the following companies:  American Life Prolong Technology Organization Inc. (since January 2005); American Harvard Gene Chip Biotechnology Inc. (since April 2006); and New York Creative Capital Inc. (since March 2007).  Mr. Lin received his high school diploma from Kai Young High School in Taiwan.

Han-Chen Lin was appointed as our Chief Financial Officer in January 2014.  She currently works as a public relations specialist for the Taiwan branch of AMD Far East Ltd. and has held that position since May 2012.  Prior to her position at AMD, Ms. Lin has interned at the global benefits division of Wellington Management and the accounting and finance department of CSN Stores in Boston, Massachusetts.  She received her BS in Business Administration in May 2011 from Northeastern University in Boston, Massachusetts.

Directorships

None of our directors or persons nominated or chosen to become directors hold any other directorship in any company with a class of securities registered pursuant to Section 12 of the 1934 Act or subject to the requirements of Section 15(d) of such Act or any other company registered as an investment company under the Investment Company Act of 1940.

Family Relationship

Our CEO, Ming Lin is the father of our CFO Han-Chen Lin.

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Ming Lin and Ms. Han-Chen Lin have not been the subject of the following events:

1.  A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.  Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.  The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

(i)  Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;
(ii)  Engaging in any type of business practice; or
(iii)  Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.  The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.  Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.  Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.  Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)  Any Federal or State securities or commodities law or regulation; or
(ii)  Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or
(iii)  Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.  Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee

The Board of Directors acts as the Audit Committee and the Board has no separate committees.  We also do not have an audit committee financial expert.  We believe the cost related to retaining a financial expert at this time is prohibitive.  Further, because we have nominal operations, at the present time, we believe the services of a financial expert are not warranted.

Conflict of Interest

The only conflict that we foresee is that our officers and directors will devote time to projects that do not involve us.

Section 16 Compliance

Section 16(a) of the Exchange Act requires officers, directors and persons who own more than 10% of a registered class of our equity securities of a company that has a class of common stock registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all forms filed pursuant to Section 16(a).

Based solely on a review of the copies of such reports furnished to us, we believe that officers and directors and our principal stockholders who are required to file reports pursuant to Section 16(a) of the Exchange Act complied with all of the Section 16(a) filing requirements applicable to them with respect to the last fiscal year, except that our Chief Executive Officer, our Chief Financial Officer and Tzu-Yun Chang each failed to file a Form 3 after we registered our common stock under Section 12(g) of the Securities Exchange Act.

Code of Ethics

The Company has not adopted a code of ethics.  Given the nature of the Company’s business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires a code of ethics at this time.  The board of directors takes the position that management of a target business will adopt a code of ethics that will be suitable for its operations after the Company consummates a business combination.

Stockholder Communications.

The board of directors has not adopted a process for security holders to send communications to the board of directors.  Given the nature of the Company’s business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires a process for security holders to send communications to the board of directors at this time.  The board of directors takes the position that management of a target business will establish such a process that will be appropriate for its operations after the Company consummates a business combination.

Item 11. Executive Compensation.

Executive Compensation

We appointed our Chief Executive Officer on January 29, 2014 and our Chief Financial Officer on January 10, 2014.  Our CEO has received $562 from the Company as compensation for his services for the fiscal year ended October 31, 2014. Currently, the CFO does not receive any compensation for her services.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

We have no stock option plan, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Compensation of Directors

The members of our board of directors are not compensated for their services as a director.  The board has not implemented a plan to award options to any directors.  There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Employment Agreements

We have no employment agreements with our officers and directors.  We do not contemplate entering into any employment agreement in the foreseeable future.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of January 28, 2015, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  The stockholder listed below has direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address of Beneficial Owner	Amount and Nature of Ownership(1)	Percent of Class(2)
Executive Officers and Directors:
Ming Lin Chief Executive Officer 4F-3, No. 32, Section 1, Anhe Road Da-an District Taipei, Taiwan 10689	48,402,458	48.4%
Han-Chen Lin(3) Chief Financial Officer 4F-3, No. 32, Section 1, Anhe Road Da-an District Taipei, Taiwan 10689	1,000,000	1%
All Directors and Executive Officers as a Group (2 Persons)	49,402,458	49.4%
5% Holder:
Tzu-Yun Chang(4) 4F-3, No. 32, Section 1, Anhe Road Da-an District Taipei, Taiwan 10689	48,450,000	48.5%
(1) All stockholders listed have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.
(2) Applicable percentage ownership is based on 100,000,000 shares of common stock outstanding as of January 28, 2015.  The Company has no convertible securities outstanding.
(3) Han-Chen Lin is the daughter of our CEO Ming Lin.
(4) Tzu-Yun Chang is the spouse of our CEO Ming Lin.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

Although we have not adopted formal procedures for the review, approval or ratification of transactions with related persons, we adhere to a general policy that such transactions should only be entered into if they are on terms that, on the whole, are no more favorable, or no less favorable, than those available from unaffiliated third parties and their approval is in accordance with applicable law.  Such transactions require the approval of our board of directors.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence.

None of our directors are “independent” as defined in the listing standards for NASDAQ.

Item 14. Principal Accounting Fees and Services.

GBH CPAs, PC is the Company’s independent registered public accounting firm.

AUDIT FEES. The aggregate fees billed for professional services rendered by GBH CPAs, PC for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the fiscal year ended October 31, 2014 were $14,500 and for the fiscal year ended October 31, 2013 were $7,500.

AUDIT-RELATED FEES.  Audit-related fees for the fiscal years ended October 31, 2014 and 2013 were $2,200 and $0, respectively.

TAX FEES.  None.

ALL OTHER FEES. None.

PRE-APPROVAL POLICY. The Company has not established an audit committee nor adopted an audit committee charter.  Rather, it is the responsibility of the entire board of directors to serve the functions of an audit committee and to pre-approve all audit and permitted non-audit services to be performed by the independent auditors, such approval to take place in advance of such services when required by law, regulation, or rule, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the board prior to completion of the audit.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

The following financial statements are filed as part of this report:

(b) Exhibits.

The following are filed as exhibits to this report:

Exhibit No.	Description	Location Reference
3.1	Certificate of Incorporation	1
3.2	By-laws	1
10.1	Form of Stock Subscription Agreement	1
10.2	Office Lease between Prime Office Centers, LLC and the Company dated March 13, 2014	2
21.1*	List of Subsidiaries of the Registrant
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.
31.2*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

1. 2.
Incorporated by reference to the Company’s Registration Statement on Form 10 as filed with the SEC on June 13, 2014.
Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form 10 as filed with the SEC on August 11, 2014.

*	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of American Gene Engineer Corp.
New York, New York

We have audited the accompanying balance sheets of American Gene Engineer Corp. as of October 31, 2014 and 2013 and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended.  American Gene Engineer Corp.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Gene Engineer Corp. as of October 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that American Gene Engineer Corp. will continue as a going concern.  As discussed in Note 3 to the financial statements, American Gene Engineer Corp. has suffered recurring losses since inception, has very limited business activities and has yet generated stable revenues. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
February 12, 2015

American Gene Engineer Corp.
Balance Sheets

	October 31, 2014	October 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$27,152	$234
Total current assets	27,152	234
Deposit	3,800	-
Total assets	$30,952	$234

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$4,196	$1,310
Total current liabilities	4,196	1,310

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 200,000,000 authorized, 100,000,000 and 0 share issued and outstanding, respectively	100,000	-
Additional paid-in capital	91,282	11,850
Accumulated deficit	(164,526)	(12,926)
Total stockholders’ equity (deficit)	26,756	(1,076)
Total liabilities and stockholders’ equity (deficit)	$30,952	$234

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Statements of Operations

	Year Ended October 31, 2014	Year Ended October 31, 2013

Revenue from related party	$6,000	$-

Operating expenses:
General and administrative expenses	157,600	2,461

Net loss	$(151,600)	$(2,461)

Net loss per common share – basic and diluted	(0.00)
Weighted average common shares outstanding – basic and diluted	80,547,945

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Statement of Changes in Stockholders’ Equity (Deficit)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par	Capital	Deficit	Total

Balance at October 31, 2012	-	$-	$11,000	$(10,465)	$535

Capital contribution	-	-	850	-	850
Net loss	-	-	-	(2,461)	(2,461)

Balance at October 31, 2013	-	-	11,850	(12,926)	(1,076)

Common stock issued for cash	100,000,000	100,000	-	-	100,000
Capital contribution	-	-	79,432	-	79,432
Net loss	-	-	-	(151,600)	(151,600)

Balance at October 31, 2014	-	$100,000	$91,282	$(164,526)	$26,756

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Statements of Cash Flows

	Year Ended October 31,	Year Ended October 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(151,600)	$(2,461)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	252
Accounts payable and accrued expenses	2,886	707
Net cash used in operating activities	(148,714)	(1,502)

Cash flows from investing activities:
Rent deposit paid	(3,800)	-
Net cash used in investing activities	(3,800)	-

Cash flows from financing activities:
Capital contributions from related party	79,432	850
Proceeds from issuance of common stock	100,000	-
Net cash provided by financing activities	179,432	850

Net increase (decrease) in cash	26,918	(652)
Cash and cash equivalents, beginning of period	234	886

Cash and cash equivalents, end of period	$27,152	$234

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Notes to Financial Statements

NOTE 1 – ORGANIZATION

American Gene Engineer Corp. (the "Company") was incorporated in Delaware on November 15, 2010. The Company was established to provide professional consultation gene development, research, examination and studies.

The Company has been in the process of becoming a public company and has not yet generated any significant revenue from its planned operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING

BASIS OF PRESENTATION

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

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

REVENUE RECOGNITION

Revenue includes consulting services provided to a related party and is recorded when all of the following criteria have been met: persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed or determinable and collectability is reasonably assured.

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

In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the statement of operations. No such charges have been incurred by the Company.  As of October 31, 2014, the Company has no accrued interest related to uncertain tax positions.

As of October 31, 2014, the Company has approximately $0 of unrecognized tax benefits related to loss carryforwards for which the Company provided a full valuation allowance. The tax years from fiscal year 2011 through 2014 remain open to examination by the major taxing jurisdictions to which we are subject.

EARNINGS PER COMMON SHARE

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

SUBSEQUENT EVENTS

The Company has evaluated all transactions from October 31, 2014 through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed.

NEW ACCOUNTING PRONOUNCEMENTS

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

NOTE 3 – GOING CONCERN

Currently, the Company is engaged in very limited activities and has incurred minimal liabilities that must be satisfied in cash. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing the Company obtains is insufficient to cover its operating losses, the Company may substantially curtail or terminate its operations.  Through October 31, 2014, the Company has been primarily engaged in the process of going public.  In the course of its development activities, the Company has sustained recurring losses and expects such losses to continue through at least fiscal year 2015.  The Company expects to finance its operations primarily through the contribution from its President.

There is no assurance that the Company will be able to obtain such additional capital.  Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support our growth.  If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted.

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

The Company’s management is planning to obtain financing through the issuance of equity. To the extent that funds generated from any private placements and public offerings are insufficient, the Company will have to raise additional working capital through its related parties or other sources.

NOTE 4 – RELATED PARTY TRANSACTION AND CONCENTRATION

For the year ended October 31, 2014, all of the Company’s revenue came from a company controlled by an immediate family of the Company’s President.

For the years ended October 31, 2014 and 2013, the Company’s President contributed cash of $79,432 and $850, respectively, to the Company.

NOTE 5 – INCOME TAXES

At October 31, 2014, we had federal income tax net operating loss (“NOL”) carryforwards of approximately $164,500. The NOL carryforwards expire between fiscal year 2031 through 2034. The value of these carryforwards depends on our ability to generate taxable income. A change in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize our net operating loss carryforwards. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if we fail to generate taxable income prior to the expiration dates we may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. We have had cumulative losses and there is no assurance of future taxable income, therefore, valuation allowances have been recorded to fully offset the deferred tax asset at October 31, 2014 and 2013.

NOTE 6 – EQUITY

In January 2014, the Company issued 100 million shares to investors for $100,000 cash.

During the years ended October 31, 2014 and 2013, the Company’s President contributed cash of $79,432 and $850, respectively, to the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 12, 2015.

AMERICAN GENE ENGINEER CORP.

By:	/s/ Ming Lin
Ming Lin Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ming Lin	President and Chief Executive Officer and Director	February 12, 2015
Ming Lin	(Principal Executive Officer)

/s/ Han-Chen Lin	Chairman, Chief Financing Officer and Director	February 12, 2015
Han-Chen Lin	(Principal Financial Officer and Principal Accounting Officer)