Form 10-Q
period 2015-01-31
AMERICAN GENE ENGINEER CORP
filed 2015-03-24
CIK 1600784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2015

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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  100,000,000 shares of common stock issued and outstanding as of March 20, 2015.

ITEM 1. FINANCIAL STATEMENTS

American Gene Engineer Corp.
Balance Sheets
As of January 31, 2015 and October 31, 2014
(Unaudited)

	January 31, 2015	October 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$600	$27,152
Total current assets	600	27,152
Rent Deposit	3,800	3,800
Total assets	$4,400	$30,952

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$338	$4,196
Total liabilities	338	4,196

Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 authorized, 100,000,000 share issued and outstanding	100,000	100,000
Additional paid-in capital	99,841	91,282
Accumulated deficit	(195,779)	(164,526)
Total stockholders’ equity	4,062	26,756
Total liabilities and stockholders’ equity	$4,400	$30,952

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Statements of Operations
For the Three and Twelve Months
Ended January 31, 2015 and 2014
(Unaudited)

	Three Months Ended January 31,
	2015	2014
Revenue:
Revenue	$-	$-

Operating expenses:
General and administrative expenses	31,253	61,017
Net loss	$(31,253)	$(61,017)

Net loss per common share – basic and diluted	(0.00)	(0.00)
Weighted average common shares outstanding – basic and diluted	100,000,000	100,000,000

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Statements of Cash Flows
For the Three Months Ended January 31, 2015 and 2014
(Unaudited)

	January 31,	January 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(31,253)	$(61,017)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	(21,500)
Accounts payable and accrued expenses	(3,858)	(300)
Net cash used in operating activities	(35,111)	(82,817)

Cash flows from financing activities:
Capital contribution from related party	8,559	-
Proceeds from issuance of common shares	-	85,550
Net cash provided by financing activities	8,559	85,550

Net increase (decrease) in cash	(26,552)	2,733
Cash and cash equivalents, beginning of period	27,152	234

Cash and cash equivalents, end of period	$600	$2,967

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended October 31, 2014 and notes thereto contained elsewhere in our Annual Report on Form 10-K filed with the SEC on February 12, 2015.

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

In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the statement of operations. No such charges have been incurred by the Company.  As of January 31, 2015 and January 31, 2014, the Company has no accrued interest related to uncertain tax positions.

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

SUBSEQUENT EVENTS

The Company has evaluated all transactions from January 31, 2015 through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended January 31, 2015.

NOTE 3 – GOING CONCERN

At January 31, 2015, the Company had a working capital deficit and no current source of revenues.  Through January 31, 2015, the Company has been primarily engaged in the process of going public.  In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least fiscal year 2015.  The Company expects to finance its operations primarily through the contribution from its president.

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

NOTE 4 – INCOME TAXES

At January 31, 2015, the Company had federal income tax net operating loss (“NOL”) carryforwards of approximately $195,700. The NOL carryforwards expire from fiscal year 2031 through 2033. The value of these carryforwards depends on our ability to generate taxable income. A change in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize our net operating loss carryforwards. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if we fail to generate taxable income prior to the expiration dates we may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. We have had cumulative losses and there is no assurance of future taxable income, therefore, valuation allowances have been recorded to fully offset the deferred tax asset at January 31, 2015 and October 31, 2014.

NOTE 5 – EQUITY

During the three months ended January 31, 2015, the Company’s president contributed cash of $8,559 to the Company.

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

The Company, based on our proposed business activities, is a “blank check” company.  The U.S. Securities and Exchange Commission (“SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a) (51) of the Exchange Act of 1934, as amended (“Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies”.  Under Rule 12b-2 promulgated under the Exchange Act, the Company will be deemed to be a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.  Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.  The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Results of Operation

Three Months Ended January 31, 2015 as Compared to Three Months Ended January 31, 2014

We have no revenue since inception.

For the three months ended January 31, 2015, we incurred $31,253 in operating expenses as compared to $61,017 for the same period in 2014. Our operating expenses for the three months ended January 31, 2015 mainly included accounting fees and legal costs.   Our operating expenses for the three months ended January 31, 2014 included fees paid to our third party professionals, including lawyers, accountants and auditors for the preparation of going public, audit and other miscellaneous fees.

For the three months January 31, 2015 and 2014 we had net losses of $31,253 and $61, 017, respectively, due to the increase of expenses as described above.

Liquidity and Capital Resources

As of January 31, 2015, we have no current source of revenue and had cash and cash equivalents of $600.  There is substantial doubt regarding the Company’s ability to continue as a going concern.

Our expenses have been paid for with cash provided by our CEO and majority shareholder, Mr. Ming Lin, as well as proceeds of $100,000 received from issuance of common shares in January 2014.

As of the date of this report, we have no current source of revenue from our business operations and have limited amount of cash.  Although we have minimal liabilities, our inability to generate revenue raises a substantial doubt regarding the Company’s ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of October 31, 2014 and, based on his evaluation, have concluded that the disclosure controls and procedures were not effective.

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

ITEM 1. LEGAL PROCEEDINGS

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

(10)	Material Contracts
10.1	Form of Subscription Agreement (attached as an exhibit to our registration statement on Form 10 filed on June 13, 2014)
10.2	Office Lease between Prime Office Centers 521, LLC and the Company dated March 13, 2014 (attached as an exhibit to our registration statement on Form 10 filed on August 11, 2014)
(31)	Section 302 Certification
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Gene Engineer Corp.

/s/ Ming Lin
Ming Lin
CEO, Principal Executive Officer, and Director
Date:

/s/ Han-Chen Lin
Han-Chen Lin
CFO, Principal Accounting Officer, and Director
Date: