Form 10-Q/A
period 2014-09-30
AMERICAN GENE ENGINEER CORP
filed 2015-03-27
CIK 1600784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

The Company is amending its Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2015 to add Exhibit 101 consisting of its interactive data files pursuant to Rule 405 of Regulation S-T.

PART II – OTHER INFORMATION
ITEM 6. Exhibits
(d) Exhibits

Exhibit No.	Description
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of January 31, 2015 and October 31, 2014, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the three months ended January 31, 2015 and 2014, (iii) the Consolidated Statements of Cash Flow for the three months ended January 2015 and 2014, (iv) the notes to the Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Gene Engineer Corp.

/s/ Ming Lin
Ming Lin
CEO, Principal Executive Officer, and Director
Date: March 27, 2015

/s/ Han-Chen Lin
Han-Chen Lin
CFO, Principal Accounting Officer, and Director
Date: March 27, 2015