Form 10-Q
period 2015-04-30
AMERICAN GENE ENGINEER CORP
filed 2015-06-10
CIK 1600784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2015

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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  100,000,000 shares of common stock issued and outstanding as of June 9, 2015.

ITEM 1. FINANCIAL STATEMENTS

American Gene Engineer Corp.
Balance Sheets
As of April 30, 2015 and October 31, 2014
(Unaudited)

	April 30, 2015	October 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$3,199	$27,152
Total current assets	3,199	27,152
Rent deposit	3,800	3,800
Total assets	$6,999	$30,952

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,810	$4,196
Total liabilities	3,810	4,196

Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 authorized, 100,000,000 share issued and outstanding	100,000	100,000
Additional paid-in capital	129,669	91,282
Accumulated deficit	(226,480)	(164,526)
Total stockholders’ equity	3,189	26,756
Total liabilities and stockholders’ equity	$6,999	$30,952

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Statements of Operations
For the Three and Six Months
 Ended April 30, 2015 and 2014
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014
Revenue:
Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	$30,701	$53,779	$61,954	$114,797
Net loss	$(30,701)	$(53,779)	$(61,954)	$(114,797)

Net loss per common share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average common shares outstanding – basic and diluted	100,000,000	100,000,000	100,000,000	60,773,481

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Statements of Cash Flows
For the Six Months Ended April 30, 2015 and 2014
(Unaudited)

	April 30,	April 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(61,954)	$(114,797)
Adjustments to reconcile net loss to net cash from operating activities:
Changes in operating assets and liabilities:
Other receivable – related party	-	(23,504)
Accounts payable and accrued expenses	(386)	300
Net cash used in operating activities	(62,340)	(138,001)

Cash flows from financing activities:
Capital contributions from related party	38,387	44,699
Proceeds from issuance of common shares	-	100,000
Net cash provided by financing activities	38,387	144,699

Net increase (decrease) in cash	(23,953)	6,698
Cash and cash equivalents, beginning of period	27,152	234

Cash and cash equivalents, end of period	$3,199	$6,932

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Notes to Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION

American Gene Engineer Corp. (the "Company") was incorporated in Delaware on November 15, 2010. The Company was established to provide professional consultation gene development, research, examination and studies.

The Company has been in the process of becoming a public traded company and has not yet realized any revenue from its planned operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended October 31, 2014 and notes thereto contained elsewhere in the Annual Report on
Form 10- K filed with the SEC on February 12, 2015.

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

SUBSEQUENT EVENTS

The Company has evaluated all transactions from April 30, 2015 through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed.

NEW ACCOUNTING PRONOUNCEMENTS

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

At April 30, 2015, the Company had cash and cash equivalents of $3,199 and no current source of revenues.  Through
April 30, 2015, the Company has been primarily engaged in the process of becoming a publicly traded company.  In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least fiscal year 2015.  The Company expects to finance its operations primarily through the contribution from its president.

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

NOTE 4 – INCOME TAXES

At April 30, 2015, the Company had federal income tax net operating loss (“NOL”) carryforwards of approximately $226,000. The NOL carryforwards expire from fiscal year 2031 through 2033. The value of these carryforwards depends on our ability to generate taxable income. A change in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize our net operating loss carryforwards. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has had cumulative losses and there is no assurance of future taxable income, therefore, valuation allowances have been recorded to fully offset the deferred tax asset at April 30, 2015 and October 31, 2014.

NOTE 5 – EQUITY

In January 2014, the Company issued 100 million shares to investors for $100,000 cash.

During the six months ended April 30, 2015 and 2014, the Company’s president contributed cash of $38,387 and $44,699, respectively, to the Company.

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

Corporate Overview

American Gene Engineer Corp. (“Company”) was incorporated in the State of Delaware on November 15, 2010.  The Company has been in the developmental stage since inception and has conducted virtually no business operations.  The Company has no full-time employees and owns no real estate or personal property.  The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business.  The business purpose of the Company is to seek the acquisition of, or merger with, an existing company which provides genetic testing and diagnostic services.  We have a minimal amount of cash.  The Independent Auditor’s Report to our financial statements for the fiscal year ended October 31, 2014, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such doubts identified in the report include the fact (i) that we have not established any source of revenue to cover our operating costs; (ii) that we will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured; and (iii) that if we are unable to obtain revenue producing contracts or financing or if the revenue or financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations.

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

Results of Operation

Three months ended April 30, 2015 as Compared to three months ended April 30, 2014

We have no revenue for the three months ended April 30, 2015 and 2014.

For the three months ended April 30, 2015, we incurred $30,701 in operating expenses as compared to $53,779 for the same period in 2014. Our operating expenses mainly included fees paid to our third party professionals, including lawyers, accountants and auditors. The Company filed its Form 10 on June 13, 2014 and incurred more professional fees related to the preparation of the filing during the three months ended April 30, 2014.
For the three months April 30, 2015 and 2014, we had net losses of $30,701 and $53,779, respectively, due to the payment of expenses as described above.

Six Months Ended April 30, 2015 as Compared to Six Months Ended April 30, 2014

We have no revenue for the six months ended April 30, 2015 and 2014.

For the six months ended April 30, 2015, we incurred $61,954 in operating expenses as compared to $114,797 for the same period in 2014. Our operating expenses mainly included fees paid to our third party professionals, including lawyers, accountants and auditors.  The Company filed its Form 10 on June 13, 2014 and incurred more professional fees related to the preparation of the filing during the six months ended April 30, 2014.

For the six months April 30, 2015 and 2014, we had net losses of $61,954 and $114,797, respectively, due to the increase of expenses as described above.

Liquidity and Capital Resources

As of April 30, 2015, we have no current source of revenue and had cash and cash equivalents of $3,199.  There is  substantial doubt regarding the Company’s ability to continue as a going concern.

Our expenses have been paid for with cash provided by our CEO and majority shareholder, Mr. Ming Lin, as well as proceeds of $100,000 received from issuance of common shares in January of 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of April 30, 2015 and, based on his evaluation, have concluded that the disclosure controls and procedures were not effective.

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

Changes in internal control over financial reporting

During the six months ended April 30, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal and second quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes from the risk factors disclosed in Item 1A (Risk Factors) contained in our Form 10-K for the year ended October 31, 2014 filed with the SEC on February 12, 2015.  We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect out operations.  The risks, uncertainties and other factors set forth in our Form 10-K filed with the SEC on February 12, 2015, may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements.  If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

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
Date: June 10, 2015

/s/ Han-Chen Lin
Han-Chen Lin
CFO, Principal Accounting Officer, and Director
Date: June 10, 2015