Form 10-Q
period 2015-07-31
AMERICAN GENE ENGINEER CORP
filed 2015-09-14
CIK 1600784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2015 or

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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  100,000,000 shares of common stock issued and outstanding as of September 3, 2015.

ITEM 1. FINANCIAL STATEMENTS

American Gene Engineer Corp.
Balance Sheets
As of July 31, 2015 and October 31, 2014
(Unaudited)

	July 31, 2015	October 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,305	$27,152
Total current assets	1,305	27,152
Rent Deposit	3,800	3,800
Total assets	$5,105	$30,952

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$11,382	$4,196
Total liabilities	11,382	4,196

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized, 100,000,000 shares issued and outstanding	100,000	100,000
Additional paid-in capital	139,647	91,282
Accumulated deficit	(245,924)	(164,526)
Total stockholders’ equity (deficit)	(6,277)	26,756
Total liabilities and stockholders’ equity (deficit)	$5,105	$30,952

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Statements of Operations
For the Three and Nine Months
Ended July 31, 2015 and 2014
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014
Revenue:
Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	$19,444	$11,361	$81,398	$126,158
Net loss	$(19,444)	$(11,361)	$(81,398)	$(126,158)

Net loss per common share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average common shares outstanding – basic and diluted	100,000,000	100,000,000	100,000,000	73,992,674

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Statements of Cash Flows
For the Nine Months Ended July 31, 2015 and 2014
(Unaudited)

	July 31,	July 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(81,398)	$(126,158)
Adjustments to reconcile net loss to net cash from operating activities:
Changes in operating assets and liabilities:
Other receivable – related party	-	(20,104)
Prepaid expenses and other current assets	-	(1,135)
Accounts payable and accrued expenses	7,186	200
Net cash used in operating activities	(74,212)	(147,197)

Cash flows from financing activities:
Capital contribution from related party	48,365	55,084
Proceeds from issuance of common shares	-	100,000
Net cash provided by financing activities	48,365	155,084

Net increase (decrease) in cash	(25,847)	7,887
Cash and cash equivalents, beginning of period	27,152	234

Cash and cash equivalents, end of period	$1,305	$8,121

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Notes to Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION

American Gene Engineer Corp. (the "Company") was incorporated in Delaware on November 15, 2010. The Company was established to provide professional consultation gene development, research, examination and studies.

The Company has not yet realized any revenue from its planned operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended October 31, 2014 and notes thereto contained in the Annual Report on Form 10-K filed with the SEC on February 12, 2015.

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

In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the statement of operations. No such charges have been incurred by the Company.  As of July 31, 2015, the Company has no accrued interest related to uncertain tax positions.

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

SUBSEQUENT EVENTS

The Company has evaluated all transactions from July 31, 2015 through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed.

NEW ACCOUNTING PRONOUNCEMENTS

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

At July 31, 2015, the Company had cash and cash equivalents of $1,305 and no current source of revenues.  Through July 31, 2015, the Company has been primarily engaged in the process of going public and establishing a business plan for future operations.  In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least fiscal year 2015.  The Company expects to finance its operations primarily through contributions from its president.

There is no assurance that the Company will be able to obtain such additional capital.  Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support its growth.  If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially, negatively impacted.

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

NOTE 4 – INCOME TAXES

At July 31, 2015, we had federal income tax net operating loss (“NOL”) carryforwards of approximately $246,000. The NOL carryforwards expire beginning on 2031. The value of these carryforwards depends on our ability to generate taxable income. A change in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize our net operating loss carryforwards. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if we fail to generate taxable income prior to the expiration dates we may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. We have had cumulative losses and there is no assurance of future taxable income, therefore, valuation allowances have been recorded to fully offset the deferred tax asset.

NOTE 5 – EQUITY

In January 2014, the Company issued 100 million shares to investors for $100,000 cash.

During the nine months ended July 31, 2015 and 2014, the Company’s president contributed cash of $48,365 and $55,084, respectively, to the Company.

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

Corporate Overview

American Gene Engineer Corp. (“Company”) was incorporated in the State of Delaware on November 15, 2010.  The Company has been in the developmental stage since inception and has conducted virtually no business operations.  The Company has no full-time employees and owns no real estate or personal property.  The Company was formed as a vehicle to pursue a business combination or create a business of its own development.  The Company has made no efforts to identify a possible business combination or complete its own business plan.  The Company has not conducted negotiations or entered into a letter of intent concerning any target business.  The business purpose of the Company is to create operations focused on genetic testing and diagnostic services.  We have a minimal amount of cash.  There are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such doubts include the fact (i) that we have not established any source of revenue to cover our operating costs; (ii) that we will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured; and (iii) that if we are unable to obtain revenue producing contracts or financing or if the revenue or financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations.

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

Results of Operation

Three months ended July 31, 2015 as Compared to three months ended July 31, 2014

We have no current source of revenue since inception.

For the three months ended July 31, 2015, we incurred $19,444 in operating expenses as compared to $11,361 for the same period in 2014. Our operating expenses mainly included fees paid to our third party professionals, including lawyers and accountants.

For the three months ended July 31, 2015 and 2014, we had net losses of $19,444 and $11,361, respectively, due to the payment of expenses as described above.

Nine Months Ended July 31, 2015 as Compared to Nine Months Ended July 31, 2014

We have no current source of revenue since inception.

For the nine months ended July 31, 2015, we incurred $81,398 in operating expenses as compared to $126,158 for the same period in 2014. Our operating expenses mainly included fees paid to our third party professionals, including lawyers, accountants and auditors.   The Company filed its Form 10 on June 13, 2014 and incurred more professional fees related to the preparation of the filing during the nine months ended July 31, 2014.

For the nine months July 31, 2015 and 2014, we had net losses of $81,398 and $126,158, respectively, due to the expenses as described above.

Liquidity and Capital Resources

As of July 31, 2015, we had no current source of revenue and had cash and cash equivalents of $1,305.  There is a substantial doubt regarding the Company’s ability to continue as a going concern.

Our expenses have been paid for with cash provided by our president, CEO and majority shareholder, Mr. Ming Lin, as well as proceeds of $100,000 received from issuance of common shares in January 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of July 31, 2015 and, based on the evaluation each performed, have concluded that the disclosure controls and procedures were not effective.

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

Our management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

1)
lack of a functioning audit committee due to a lack of a majority of independent members on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures;

2)	inadequate segregation of duties consistent with control objectives;
3)	ineffective controls over period end financial disclosure and reporting processes; and
4)	lack of accounting personnel with adequate experience and training.

Changes in internal control over financial reporting

During the nine months ended July 31, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes from the risk factors disclosed in Item 1A (Risk Factors) contained in our Form 10-K for the year ended October 31, 2014, filed with the SEC on February 12, 2015.  We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect out operations.  The risks, uncertainties and other factors set forth in our Form 10-K for the year ended October 31, 2014, filed with the SEC on February 12, 2015, may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements.  If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

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

American Gene Engineer Corp.

/s/ Ming Lin
Ming Lin
Chief Executive Officer, President and Director
Date: September 14, 2015

/s/ Han-Chen Lin
Han-Chen Lin
Chief Financial Officer and Director
Date: September 14, 2015