Form 10-K
period 2015-10-31
AMERICAN GENE ENGINEER CORP
filed 2016-02-16
CIK 1600784

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number:000-52276

American Gene Engineer Corp.
(Exact name of registrant as specified in its charter)

Delaware	27-3983637
-------------------------------	----------------
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

521 Fifth Avenue, Suite 1718 New York, New York	10175
----------------------------------------	----------
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒ No ☐

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates as of April 30, 2015 was $2,147, based on 2,147,542 shares of common stock held by non-affiliates.

As of February 2, 2016, the registrant had 100,000,000 shares of common stock outstanding.

 FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference into the Annual Report on Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology.  Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our being an early stage company with no operating history; our lack of funding; our potential inability to consummate a business combination with an operating company that is generating revenues; the possibility that our company may never generate significant recurring revenues; unknown risks that may attend to a business with which we consummate a business combination; our personnel allocating their time to other businesses and potentially having conflicts of interest with our business; the ownership of our securities being concentrated, and those other risks and uncertainties detailed herein and in the Company’s filings with the Securities and Exchange Commission.

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

PART I

Item 1. Description of Business

General

American Gene Engineer Corp. (the “Company”) was incorporated in the State of Delaware on November 15, 2010.  The Company has conducted no business operations since its inception.  The Company has no full-time employees and owns no real estate or personal property.  The Company was formed as a vehicle to pursue a business combination and, to date, has made no efforts to identify a possible business combination.  As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business.  The business purpose of the Company is to seek the acquisition of, or merger with, an existing company or establish its own business that provides genetic testing and diagnostic services.  We have a minimal amount of cash.  The Independent Auditor’s Report to our financial statements for the fiscal year ended October 31, 2015, included in this report, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such doubts identified in the report include the fact we have suffered recurring losses from operations, and we have a net capital deficit at October 31, 2015.

Our Business

The Company, based on our past and proposed business activities, is a “blank check” company.  The U.S. Securities and Exchange Commission (“SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a) (51) of the Exchange Act of 1934, as amended (“Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.  Under Rule 12b-2 promulgated under the Exchange Act, the Company will be deemed to be a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.  Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.  The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized to seek potential candidate target companies or establish its own business that provides genetic testing and diagnostic services without restriction as to geographical location.

The analysis of new business opportunities will be undertaken by and under the supervision of our management team which consists of our CEO and CFO.  As of the date of this report, we have neither begun the development of any of our own business objectives nor have we entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  We have flexibility in seeking, analyzing and participating in potential business opportunities in the genetic testing and diagnostic industry. However, we have limited cash at this time and no plan to raise money through the sale of equity or borrow money from a traditional lending source.  Our majority shareholder and CEO, Mr. Ming Lin, has verbally committed without conditions to the Company that he will fund the costs of preparing the Company's Exchange Act reports (Form 10-Ks, Form 10-Qs, Form 8-Ks) for the current fiscal year ending October 31, 2015.  Mr. Lin has committed to continue to pay such costs beyond the preparation of the Form 10-K for the fiscal year ending October 31, 2016, if the company is not able to secure other sources of funding.  In the event that Mr. Lin fails to pay such costs, the Company’s common stock would likely be limited to quotation, if quoted at all, on the Pink Sheets and no market for the common stock would develop or, if a market did develop, the market for our common stock would not exist for very long.  Investors in our common stock could lose part or all of their investment in our shares.

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

Form of Acquisition

The manner in which the Company participates in an acquisition opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity and the relative negotiating strength of the Company and such promoters.

It is possible that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company.  Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax-free” reorganization under Section 368(a) (1) of the Internal Revenue Code of 1986, as amended (“Code”), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity.  If a transaction were structured to take advantage of these provisions rather than other “tax-free” provisions provided under the Code, our stockholders would, in such circumstances, retain 20% or less of the total issued and outstanding shares of the Company.  Under other circumstances, depending upon the relative negotiating strength of the parties, our stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity.  This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

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

We were incorporated on November 15, 2010 and generated no significant revenues or profits through October 31, 2015.  We also have very little operating history upon which an evaluation of our future success or failure can be made.  As of October 31, 2015, we had an accumulated deficit of $272,740.  The success of our future operations is dependent upon our ability to carry out our planned activities, fund our operations and compete effectively with other similar businesses.  Based on our current business plan, we expect to incur operating losses during the fiscal year ending October 31, 2016.  We cannot guarantee that we will ever be successful in generating revenues sufficient to cover our operating costs and overhead or achieve profitability.  Our failure to achieve profitability may cause us to suspend or cease our operations.

SEVERAL FACTORS RAISE DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The Independent Auditor's Report to our financial statements for the fiscal year ended October 31, 2015, included in this form, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such doubts identified in the report include the Company's losses from operations and lack of liquidity.

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

Our business strategy and success is dependent on the skills and knowledge of our management team and consultants.  We have no other officers or directors than set forth herein and rely on third party consultants to assist with management and, therefore, have little backup capability for their activities.  The loss of services of any of our officers could weaken significantly our management expertise and our ability to efficiently run our business.  We do not maintain key man life insurance policies on our officers.

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

We do not yet have a formally developed business plan to establish our own business operations.  Although we are contemplating the start-up of our own developed business operations as an alternative to acquiring a business, we have not formally adopted a business plan.  No assurance can be made that we will adopt such a plan, or if adopted, we will be able to implement it.

OUR MANAGEMENT WILL ONLY BE ABLE TO DEVOTE A LIMITED AMOUNT OF TIME TO SEEKING A TARGET COMPANY WHICH MAY ADVERSELY IMPACT OUR ABILITY TO IDENTIFY A SUITABLE ACQUISITION CANDIDATE.

While seeking a business combination or developing our own business plan, management anticipates devoting only a limited amount of time to the Company's affairs in total.  Our officers, Ming Lin and Han-Chen Lin, have not entered into a written employment agreements with us and are not expected to do so in the foreseeable future.  This limited commitment may adversely impact our ability to identify and consummate a successful business combination.  If we pursue a business combination or develop our own plan of operations, we will need to have increased management involvement.  There is no assurance that we will be able to expand our management resources to implement a business combination or business plan.

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

THE COMPANY MAY BE SUBJECT TO CERTAIN TAX CONSEQUENCES IN OUR BUSINESS, WHICH MAY INCREASE OUR COST OF DOING BUSINESS.

We may not be able to structure an acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction.  Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions.  We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets.  A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

OUR BUSINESS WILL HAVE NO REVENUES UNLESS AND UNTIL WE MERGE WITH OR ACQUIRE OR START AN OPERATING BUSINESS.

We are an early stage company and have had no revenues from operations.  We may not realize any revenues unless and until we successfully merge with or acquire an operating business or start our own operations.

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

WE CANNOT ASSURE YOU THAT FOLLOWING A BUSINESS COMBINATION WITH AN OPERATING BUSINESS OR BUSINESS START-UP, OUR COMMON STOCK WILL BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE.

Following a business combination or business start-up, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange.  However, we cannot assure you that, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange.  Until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock.  In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors.  Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity.  This would also make it more difficult for us to raise additional capital following a business combination.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties.

Our principal executive offices are located 521 Fifth Avenue, Suite 1718, New York, New York 10175.  We lease our office from Prime Office Centers 521, LLC for $2,000 per month and our lease is currently on a month-to-month basis.

Item 3. Legal Proceedings.

We are not a party to any legal proceedings and are not aware of any threatened litigation.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of February 8, 2016, we had 100,000,000 shares of common stock issued and outstanding.

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

At the present time, some of our shares of common stock are eligible for sale under Rule 144 of the Securities and Exchange Commission. We do not have any outstanding options to purchase our common equity.

As of February 8, 2016, there were 36 stockholders of record of our common stock.

Dividends

We have not paid cash dividends on any class of common equity since formation and we do not anticipate paying any dividends on our outstanding common stock in the foreseeable future.  There are no material restrictions limiting or that are likely to limit our ability to pay dividends on its outstanding securities.

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities

On January 10, 2014, we issued 100,000,000 shares of our common stock pursuant to a subscription agreement without registration under the Securities Act of 1933 at the per share price of $0.001 (the “Subscription Agreement”), for a total of $100,000.  All of the above issuances of common stock were deemed to be exempt under Section 4(2) of the Securities Act of 1933, as amended.  A form of the Subscription Agreement which set forth all of the terms of the sale and purchase of our common stock is filed previously.

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

Overview

American Gene Engineer Corp. (the “Company”) was incorporated in the State of Delaware on November 15, 2010.  The Company has conducted virtually no business operations since its inception.  The Company has no full-time employees and owns no real estate or personal property.  The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business.  The business purpose of the Company is to seek the acquisition of, or merger with, an existing company which provides genetic testing and diagnostic services.  We have a minimal amount of cash.  The Independent Auditor’s Report to our financial statements for the fiscal year ended October 31, 2015, included in this report, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such doubts identified in the report include the fact (i) that we have not established any source of recurring revenue to cover our operating costs; (ii) that we will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured; and (iii) that if we are unable to obtain revenue producing contracts or financing or if the revenue or financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations.

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

Results of Operations

Year Ended October 31, 2015 as Compared to Year Ended October 31, 2014

We generated no revenue for the year ended October 31, 2015 as compared to $6,000 revenue from a related party for the year ended October 31, 2014. Revenue from related party for the fiscal year 2014 was related to one-month consulting services regarding gene molecular provided to HK Asia-Pacific Gene Engineering Ltd., a company controlled by the son of the Company’s CEO, Mr. Ming Lin.

For the year ended October 31, 2015, we incurred $108,214 in operating expenses as compared to $157,600 for the same period in 2014, a decrease of 31%.  All of our operating expenses are for general and administrative purposes such as filing fee, accounting fee, attorney fee and audit fee. The decrease was mainly due to the decrease of attorney fees related our filing of Form 10 during the year ended October 31, 2015.

For the years ended October 31, 2015 and 2014, we had net losses of 108,214 and $151,600, respectively, due to the payment of expenses as described above. Our expenses were minimal and paid for with cash contributed from our CEO, Mr. Ming Lin.

As of October 31, 2015, we had not established any source of recurring revenue and had a cash position of $9,549.  There is a substantial doubt regarding the Company’s ability to continue as a going concern.  Our expenses have been paid for with cash provided by our majority shareholder and CEO, Mr. Ming Lin.  Mr. Lin has agreed to continue paying for all expenses of the Company without conditions.

Liquidity and Capital Resources

As of October 31, 2015, we had $9,549 cash.  Although we have minimal liabilities, our inability to generate significant recurring revenue raises a substantial doubt regarding the Company’s ability to continue as a going concern.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of October 31, 2015 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States, or GAAP.  A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).  Based on this evaluation, management concluded that there is a reasonable possibility that a material misstatement as of
October 31, 2015, the Company’s annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal control.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

During the three months ended October 31, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our executive officers are elected by the board of directors and serve at the discretion of the board.  All of the current directors serve until the next annual stockholders’ meeting or until their successors have been duly elected and qualified.  The following table sets forth certain information regarding our current directors and executive officers:

Name	Age	Position(s)	Director Since
Ming Lin	60	Chief Executive Officer and director	2014
Han-Chen Lin	27	Chief Financial Officer and director	2014

BACKGROUND OF OFFICERS AND DIRECTORS

Ming Lin was appointed our Chief Executive Officer in January 2014.  He has vast experience in the biotechnology industry and has been the founder and the president of the following companies:  American Life Prolong Technology Organization Inc. (since January 2005); American Harvard Gene Chip Biotechnology Inc. (since April 2006); and New York Creative Capital Inc. (since March 2007).  Mr. Lin received his high school diploma from Kai Young High School in Taiwan.

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

Family Relationship

Our CEO, Ming Lin is the father of our CFO Han-Chen Lin.

Audit Committee

The Board of Directors acts as the Audit Committee and the Board has no separate committees.  We also do not have an audit committee financial expert.  We believe the cost related to retaining a financial expert at this time is prohibitive.  Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

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

Based solely on a review of the copies of such reports furnished to us, we believe that officers and directors and our principal stockholders who are required to file reports pursuant to Section 16(a) of the Exchange Act complied with all of the Section 16(a) filing requirements applicable to them with respect to the last fiscal year, except that our Chief Executive Officer, our Chief Financial Officer and Tzu-Yun Chang each failed to file a Form 3 after we registered our common stock under Section 12(g) of the Securities Exchange Act and our CEO failed to file a Form 4 report for sales of shares in private transactions In 2015.

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

Item 11. Executive Compensation.

Executive Compensation

We appointed our Chief Executive Officer on January 29, 2014 and our Chief Financial Officer on January 10, 2014.  Currently our CFO does not receive any compensation for her services in her role. Our CEO received $2,500 and $500 cash compensation, respectively, for his services for the years ended October 31, 2015 and 2014.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of February 8, 2016, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  The stockholder listed below has direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address of Beneficial Owner	Amount and Nature of Ownership(1)	Percent of Class(2)
Executive Officers and Directors:
Ming Lin Chief Executive Officer 4F-3, No. 32, Section 1, Anhe Road, Da-an District Taipei, Taiwan 10689	45,068,838	45.04%
Han-Chen Lin(3) Chief Financial Officer 4F-3, No. 32, Section 1, Anhe Road, Da-an District Taipei, Taiwan 10689	1,000,000	1%
All Directors and Executive Officers as a Group (2 Persons)	49,402,458	49.4%
5% Holder:
Tzu-Yun Chang(4) 4F-3, No. 32, Section 1, Anhe Road, Da-an District Taipei, Taiwan 10689	48,450,000	48.5%
(1) All stockholders listed have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.
(2) Applicable percentage ownership is based on 100,000,000 shares of common stock outstanding as of February 8, 2016.  The Company has no convertible securities outstanding.
(3) Han-Chen Lin is the daughter of our CEO, Ming Lin.
(4) Tzu-Yun Chang is the spouse of our CEO, Ming Lin.

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

AUDIT FEES. The aggregate fees billed for professional services rendered by GBH CPAs, PC for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the fiscal year ended October 31, 2015 were $21,700 and for the fiscal year ended October 31, 2014 were $14,500.

AUDIT-RELATED FEES.  Audit-related fees for the fiscal years ended October 31, 2015 and 2014 were $0 and $2,200, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
American Gene Engineer Corp.
New York, New York

We have audited the accompanying balance sheets of American Gene Engineer Corp. as of October 31, 2015 and 2014 and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended.  American Gene Engineer Corp.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Gene Engineer Corp. as of October 31, 2015 and 2014 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that American Gene Engineer Corp. will continue as a going concern.  As discussed in Note 3 to the financial statements, American Gene Engineer Corp. has suffered recurring losses from operations and has a net capital deficit at October 31, 2015 that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
February 16, 2016

American Gene Engineer Corp.
Balance Sheets

	October 31, 2015	October 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$9,549	$27,152
Prepaid Expense	3,050	-
Total current assets	12,599	27,152
Deposit	3,800	3,800
Total assets	$16,399	$30,952

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$7,616	$4,196
Accounts payable – related party	1,394	-
Total liabilities	9,010	4,196

Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized, 100,000,000 shares issued and outstanding	100,000	100,000
Additional paid-in capital	180,129	91,282
Accumulated deficit	(272,740)	(164,526)
Total stockholders’ equity	7,389	26,756
Total liabilities and stockholders’ equity	$16,399	$30,952

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Statements of Operations

	Year Ended October 31, 2015	Year Ended October 31, 2014
Revenue:
Revenue from related party	$-	$6,000

Operating expenses:
General and administrative expenses	108,214	157,600

Net loss	$(108,214)	$(151,600)

Net loss per common share – basic and diluted	(0.00)	(0.00)
Weighted average common shares outstanding – basic and diluted	100,000,000	80,547,945

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Statement of Changes in Stockholders’ Equity

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par	Capital	Deficit	Total

Balance at October 31, 2013	-	$-	$11,850	$(12,926)	$(1,076)

Common Stock	100,000,000	100,000	-	-	100,000
Capital contributions		-	79,432	-	79,432
Net loss	-	-	-	(151,600)	(151,600)

Balance at October 31, 2014	100,000,000	100,000	91,282	(164,526)	26,756

Capital contributions	-	-	88,847	-	88,847
Net loss	-	-	-	(108,214)	(108,214)

Balance at October 31, 2015	100,000,000	$100,000	$180,129	$(272,740)	$7,389

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Statements of Cash Flows

	October 31,	October 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(108,214)	$(151,600)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(3,050)	-
Accounts payable and accrued expenses	3,420	2,886
Accounts payable – related party	1,394	-
Net cash used in operating activities	(106,450)	(148,714)

Cash flows from investing activities:
Rent deposit	-	(3,800)
Net cash used in investing activities	-	(3,800)

Cash flows from financing activities:
Capital contributions from related party	88,847	79,432
Proceeds from issuance of common stock	-	100,000
Net cash provided by financing activities	88,847	179,432

Net increase (decrease) in cash and cash equivalents	(17,603)	26,918
Cash and cash equivalents, beginning of year	27,152	234

Cash and cash equivalents, end of year	$9,549	$27,152

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Notes to Financial Statements

NOTE 1 – ORGANIZATION

American Gene Engineer Corp. (the "Company") was incorporated in Delaware on November 15, 2010. The Company was established to provide professional consultation gene development, research, examination and studies.

The Company has not yet realized any significant revenue from its planned operations.

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

In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the statement of operations. No such charges have been incurred by the Company.  As of October 31, 2015, the Company has no accrued interest related to uncertain tax positions.

The tax years from fiscal year 2011 through 2015 remain open to examination by the major taxing jurisdictions to which we are subject.

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

SUBSEQUENT EVENTS

The Company has evaluated all transactions from October 31, 2015 through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed.

NEW ACCOUNTING PRONOUNCEMENTS

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

NOTE 3 – GOING CONCERN

At October 31, 2015, the Company had accumulated deficit of $272,740. The Company has suffered recurring losses from operations and has a net capital deficit at October 31, 2015.  The Company expects to finance its operations primarily through the contribution from its president.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the years ended October 31, 2015 and 2014, the Company incurred salary expenses of $2,500 and $500, respectively, for the services received from Company’s Chief Executive Officer. As of October 31, 2015, salary payable to the Company’s president was $1,394.

See Note 6 for contributions made by the Company’s Chief Executive Officer.

NOTE 5 – INCOME TAXES

At October 31, 2015, the Company had federal income tax net operating loss (“NOL”) carryforwards of approximately $273,000. The NOL carryforwards expire from fiscal year 2031 through 2035. The value of these carryforwards depends on the Company’s ability to generate taxable income. A change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize our net operating loss carryforwards. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fail to generate taxable income prior to the expiration dates the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company have had cumulative losses and there is no assurance of future taxable income, therefore, valuation allowances have been recorded to fully offset the deferred tax asset at October 31, 2015 and 2014.

NOTE 6 – EQUITY

During the years ended October 30, 2015 and 2014, the Company’s Chief Executive Officer contributed cash of $88,847 and $79,432, respectively, to the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 16, 2016.

AMERICAN GENE ENGINEER CORP.

By:	/s/ Ming Lin
Ming Lin Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ming Lin	President and Chief Executive Officer and Director	February 16, 2016
Ming Lin	(Principal Executive Officer)

/s/ Han-Chen Lin	Chairman, Chief Financing Officer and Director	February 16, 2016
Han-Chen Lin	(Principal Financial Officer and Principal Accounting Officer)