Form 10-Q
period 2016-01-31
AMERICAN GENE ENGINEER CORP
filed 2016-03-14
CIK 1600784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  100,000,000 shares of common stock issued and outstanding as of March 11, 2016.

ITEM 1. FINANCIAL STATEMENTS

American Gene Engineer Corp.
Balance Sheets
As of January 31, 2016 and October 31, 2015
(Unaudited)

	January 31, 2016	October 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$11,846	$9,549
Prepaid expense	2,350	3,050
Total current assets	14,196	12,599
Deposit	3,800	3,800
Total assets	$17,996	$16,399

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$10,936	$7,616
Accounts payable – related party	1,394	1,394
Total liabilities	12,330	9,010

Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 authorized, 100,000,000 shares issued and outstanding	100,000	100,000
Additional paid-in capital	201,158	180,129
Accumulated deficit	(295,492)	(272,740)
Total stockholders’ equity	5,666	7,389
Total liabilities and stockholders’ equity	$17,996	$16,399

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Statements of Operations
For the Three Months Ended January 31, 2016 and 2015
(Unaudited)

	Three Months Ended January 31,
	2016	2015
Revenue:
Revenue	$-	$-

Operating expenses:
General and administrative expenses	22,752	31,253
Net loss	$(22,752)	$(31,253)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	100,000,000	100,000,000

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Statements of Cash Flows
For the Three Months Ended January 31, 2016 and 2015
(Unaudited)

	Three Months Ended January 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(22,752)	$(31,253)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	700	-
Accounts payable and accrued expenses	3,320	(3,858)
Net cash used in operating activities	(18,732)	(35,111)

Cash flows from financing activities:
Capital contributions from related party	21,029	8,559
Net cash provided by financing activities	21,029	8,559

Net increase (decrease) in cash	2,297	(26,522)
Cash and cash equivalents, beginning of period	9,549	27,152

Cash and cash equivalents, end of period	$11,846	$600

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Notes to Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION

American Gene Engineer Corp. (the "Company") was incorporated in Delaware on November 15, 2010. The Company was established to provide professional consultation for gene development, research, examination and studies.

The Company has not yet had any operations or realized any revenue from its planned operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended October 31, 2015 and notes thereto contained elsewhere in the Form 10-K filed with the SEC on February 16, 2016.

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

In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the statement of operations. No such charges have been incurred by the Company.  As of January 31, 2016, the Company has no accrued interest related to uncertain tax positions.

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

SUBSEQUENT EVENTS

The Company has evaluated all transactions from January 31, 2016 through the financial statement issuance date for subsequent event disclosure consideration.

NEW ACCOUNTING PRONOUNCEMENTS

There were various accounting standard and interpretations issued recently, none of which are expected to have a material impact on our financial position, operations or cash flows.

NOTE 3 – GOING CONCERN

At January 31, 2016, the Company had accumulated deficit of $295,492 and no current sources of revenue. The Company has suffered recurring losses from operations.  The Company expects to finance its operations primarily through the contribution from its president.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of January 31, 2016 and October 31, 2015, salary payable to the Company’s Chief Executive Officer was $1,394.

See Note 6 for contributions made by the Company’s Chief Executive Officer.

NOTE 5 – INCOME TAXES

At January 31, 2016, we had federal income tax net operating loss (“NOL”) carryforwards of approximately $295,000. The NOL carryforwards expire from fiscal year 2031 through 2035. The value of these carryforwards depends on our ability to generate taxable income. A change in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize our net operating loss carryforwards. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if we fail to generate taxable income prior to the expiration dates we may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. We have had cumulative losses and there is no assurance of future taxable income, therefore, valuation allowances have been recorded to fully offset the deferred tax asset at January 31, 2016 and October 31, 2015.

NOTE 6 – EQUITY

During the three months ended January 31, 2016 and 2015, the Company’s president contributed cash of $21,029 and $8,559, respectively, to the Company.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section of our Form 10-K entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Corporate Overview

American Gene Engineer Corp. (“Company”) was incorporated in the State of Delaware on November 15, 2010.  The Company has conducted virtually no business operations since inception.  The Company has no full-time employees and owns no real estate or personal property.  The Company was formed as a vehicle to pursue a business combination or develop our business.  The Company has not conducted negotiations or entered into a letter of intent concerning any target business.  The business purpose of the Company is to seek the acquisition of, or merger with, an existing company or develop its own business which provides genetic testing and diagnostic services.  We have a minimal amount of cash.  There are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such doubts identified include the fact (i) that we have not established any source of revenue to cover our operating costs; (ii) that we will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured; and (iii) that if we are unable to obtain revenue producing contracts or financing or if the revenue or financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations.

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

Results of Operation

Three months ended January 31, 2016 as compared to three months ended January 31, 2015

We have no current source of revenue since inception.

For the three months ended January 31, 2016, we incurred $22,752 in operating expenses as compared to $31,253 for the same period in 2015. Our operating expenses for the three months ended January 31, 2016 mainly included fees paid to our third party professionals, including accountants and auditors, and rent expense. The decrease was mainly due to approximately $7,400 decrease in attorney fees.

For the three months January 31, 2016 and 2015, we had net losses of $22,752 and $31,253, respectively, due to the payment of expenses as described above.

Liquidity and Capital Resources

As of January 31, 2016, we have no current source of revenue and had cash and cash equivalents of $11,846.  There is a substantial doubt regarding the Company’s ability to continue as a going concern.

Our expenses have been paid for with cash provided by our CEO and majority shareholder, Mr. Ming Lin, as well as proceeds of $100,000 received from issuance of common shares in January of 2014.

Although we have minimal liabilities, our inability to generate revenue raises a substantial doubt regarding the Company’s ability to continue as a going concern.

We anticipate that in order to fund our ongoing working capital requirements, we will need to use all of the remaining cash funds as well as seeking other sources of funding. We may need to raise additional capital through loans or additional investments from our initial shareholders, officers, directors, or third parties. None of the initial shareholders, officers or directors is under any obligation to advance funds or invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that new financing will be available to us in commercially acceptable terms, if at all. These factors raise substantial doubt about our ability to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of January 31, 2016 (the “Evaluation Date”), and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective.

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

Our management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

1)
lack of a functioning audit committee due to a lack of any independent directors and outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures;

2)	inadequate segregation of duties consistent with control objectives;
3)	ineffective controls over period end financial disclosure and reporting processes; and
4)	lack of accounting personnel with adequate experience and training.

Changes in internal control over financial reporting

During the three months ended January 31, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes from the risk factors disclosed in Item 1A (Risk Factors) contained in our Form 10-K for the year ended October 31, 2015, filed with the SEC on February 16, 2016.  We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect out operations.  The risks, uncertainties and other factors set forth in our Form 10-K for the year ended October 31, 2015, filed with the SEC on February 16, 2016, may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements.  If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

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
Date: March 14, 2016

/s/ Han-Chen Lin
Han-Chen Lin
CFO, Principal Accounting Officer, and Director
Date: March 14, 2016