Form 10-Q
period 2016-04-30
AMERICAN GENE ENGINEER CORP
filed 2016-06-17
CIK 1600784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016 or

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
 Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  100,000,000 shares of common stock issued and outstanding as of June 13, 2016.

ITEM 1. FINANCIAL STATEMENTS

American Gene Engineer Corp.
Balance Sheets
As of April 30, 2016 and October 31, 2015
(Unaudited)

	April 30, 2016	October 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,483	$9,549
Prepaid expense	1,650	3,050
Total current assets	3,133	12,599
Deposit	3,800	3,800
Total assets	$6,933	$16,399

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$11,274	$7,616
Accounts payable – related party	1,394	1,394
Total liabilities	12,668	9,010

Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 authorized, 100,000,000 share issued and outstanding	100,000	100,000
Additional paid-in capital	215,497	180,129
Accumulated deficit	(321,232)	(272,740)
Total stockholders’ equity	(5,735)	7,389
Total liabilities and stockholders’ equity	6,933	16,399

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Statements of Operations
For the Three and Six Months
 Ended April 30, 2016 and 2015
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015
Revenue:
Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	25,740	30,701	48,492	61,954
Net loss	$(25,740)	$(30,701)	$(48,492)	$(61,954)

Net loss per common share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average common shares outstanding – basic and diluted	100,000,000	100,000,000	100,000,000	100,000,000

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Statements of Cash Flows
For the Six Months Ended April 30, 2016 and 2015
(Unaudited)

	April 30,	April 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(48,492)	$(61,954)
Changes in operating assets and liabilities:
Prepaid expenses	1,400	-
Accounts payable and accrued expenses	3,658	(386)
Net cash used in operating activities	(43,434)	(62,340)

Cash flows from financing activities:
Capital contributions from related party	35,368	38,387
Net cash provided by financing activities	35,368	38,387

Net decrease in cash and cash equivalents	(8,066)	(23,953)
Cash and cash equivalents, beginning of period	9,549	27,152

Cash and cash equivalents, end of period	$1,483	$3,199

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Notes to Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION

American Gene Engineer Corp. (the "Company") was incorporated in Delaware on November 15, 2010. The Company was established to provide professional consultation for gene development, research, examination and studies.

The Company has not yet had any revenues from its planned operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended October 31, 2015 and notes thereto contained in the Form 10-K filed with the SEC on February 16, 2016.

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

In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the statement of operations. No such charges have been incurred by the Company.  As of April 30, 2016, the Company has no accrued interest related to uncertain tax positions.

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

SUBSEQUENT EVENTS

The Company has evaluated all transactions from April 30, 2016 through the financial statement issuance date for subsequent event disclosure consideration.

NEW ACCOUNTING PRONOUNCEMENTS

There were various accounting standard and interpretations issued recently, none of which are expected to have a material impact on our financial position, operations or cash flows.

NOTE 3 – GOING CONCERN

At April 30, 2016, the Company had accumulated deficit of $321,232 and no current source of revenues.  The Company has suffered recurring losses from operations.  The Company expects to finance its operations primarily through the contribution from its president.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months period ended April 30, 2016, the Company paid salary of $1,000 to the Company’s Chief Executive Officer. As of April 30, 2016 and October 31, 2015, salary payable to the Company’s Chief Executive Officer was $1,394.

See Note 6 for contributions made by the Company’s Chief Executive Officer.

NOTE 5 – INCOME TAXES

At April 30, 2016, we had federal income tax net operating loss (“NOL”) carryforwards of approximately $321,000. The NOL carryforwards expire from fiscal year 2031 through 2035. The value of these carryforwards depends on our ability to generate taxable income. A change in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize our net operating loss carryforwards. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if we fail to generate taxable income prior to the expiration dates we may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. We have had cumulative losses and there is no assurance of future taxable income, therefore, valuation allowances have been recorded to fully offset the deferred tax asset at April 30, 2016 and October 31, 2015.

NOTE 6 – EQUITY

During the six months ended April 30, 2016 and 2015, the Company’s president contributed cash of $35,368 and $38,387, respectively, to the Company.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended October 31, 2015, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this quarterly report, the terms “we”, “us”, “our”,  “the Company” means American Gene Engineer Corp., unless otherwise indicated.

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

Results of Operation

Three months ended April 30, 2016 as Compared to three months ended April 30, 2015

We have no current source of revenue since inception.

For the three months ended April 30, 2016, we incurred $25,740 in operating expenses as compared to $30,701 for the same period in 2015. Our operating expenses for the three months ended April 30, 2016 mainly included fees paid to our third party professionals, including lawyers, accountants and auditors, and rent expense. The decrease was mainly due to approximately $3,690 decrease in attorney fees.

For the three months ended April 30, 2016 and 2015 we had net losses of $25,740 and $30,701, respectively, due to the expenses as described above.

Six Months Ended April 30, 2016 as Compared to Six Months Ended April 30, 2015

We have no current source of revenue since inception.

For the six months ended April 30, 2016, we incurred $48,492 in operating expenses as compared to $61,954 for the same period in 2015. Our operating expenses for the six months ended April 30, 2016 mainly included fees paid to our third party professionals, including lawyers, accountants and auditors, and rent expense.  The decrease was mainly due to approximately $11,000 decrease in attorney fees. Our attorney spent more time during the six months ended April 30, 2015 to assist us on our first 10-K filing. We also changed our attorney during our fiscal year 2015.

For the six months ended April 30, 2016 and 2015 we had net losses of $48,492 and $61,954, respectively, due to the expenses as described above.

Liquidity and Capital Resources

As of April 30, 2016, we have no current source of revenue and had cash and cash equivalents of $1,483.  There is a substantial doubt regarding the Company’s ability to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer have reviewed the effectiveness of our disclosure controls and procedures as of April 30, 2016 (the “Evaluation Date”)  and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective.

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

Our management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

1)	lack of a functioning audit committee due to a lack of any independent directors or outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures;
2)	inadequate segregation of duties consistent with control objectives;
3)	ineffective controls over period end financial disclosure and reporting processes; and
4)	lack of accounting personnel with adequate experience and training.

Changes in internal control over financial reporting

During the three months ended April 30, 2016 there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes from the risk factors disclosed in Item 1A (Risk Factors) contained in our  Form 10-K for the year ended October 31, 2015, filed with the SEC on February 16, 2016.  We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect out operations.  The risks, uncertainties and other factors set forth in our Form 10-K, for the year ended October 31, 2015 filed with the SEC on February 16, 2016, may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements.  If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

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
Date: June 17, 2016

/s/ Han-Chen Lin
Han-Chen Lin
CFO, Principal Accounting Officer, and Director
Date: June 17, 2016