Form 10-Q
period 2016-07-31
AMERICAN GENE ENGINEER CORP
filed 2016-09-20
CIK 1600784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016 or

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
 Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  100,000,000 shares of common stock issued and outstanding as of September 19, 2016.

ITEM 1. FINANCIAL STATEMENTS

American Gene Engineer Corp.
Balance Sheets
As of July 31, 2016 and October 31, 2015
(Unaudited)

	July 31, 2016	October 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$10,162	$9,549
Prepaid expense	1,224	3,050
Total current assets	11,386	12,599
Deposit	3,800	3,800
Total assets	$15,186	$16,399

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$19,828	$7,616
Accounts payable – related party	1,394	1,394
Deferred revenue	10,000	-
Total liabilities	31,222	9,010

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 200,000,000 authorized, 100,000,000 share issued and outstanding	100,000	100,000
Additional paid-in capital	229,159	180,129
Accumulated deficit	(345,195)	(272,740)
Total stockholders’ equity (deficit)	(16,036)	7,389
Total liabilities and stockholders’ equity (deficit)	$15,186	$16,399

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Statements of Operations
For the Three and Nine Months
 Ended July 31, 2016 and 2015
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	$23,963	$19,444	$72,455	$81,398

Net loss	$(23,963)	$(19,444)	$(72,455)	$(81,398)

Net loss per common share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average common shares outstanding – basic and diluted	100,000,000	100,000,000	100,000,000	100,000,000

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Statements of Cash Flows
For the Nine Months Ended July 31, 2016 and 2015
(Unaudited)

	July 31,	July 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(72,455)	$(81,398)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,826	-
Accounts payable and accrued expenses	12,212	7,186
Deferred revenue	10,000	-
Net cash used in operating activities	(48,417)	(74,212)

Cash flows from financing activities:
Capital contribution by related party	49,030	48,365
Net cash provided by financing activities	49,030	48,365

Net increase (decrease) in cash and cash equivalent	613	(25,847)
Cash and cash equivalents, beginning of period	9,549	27,152

Cash and cash equivalents, end of period	$10,162	$1,305

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Notes to Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION

American Gene Engineer Corp. (the "Company") was incorporated in Delaware on November 15, 2010. The Company was established to provide professional consultation services in gene development, research, examination and studies.

After a number of years, the Company commenced revenue oriented operations in the third fiscal quarter of 2016, recognizing nominal deferred revenue.  The Company will continue to pursue its business plan, however a number of significant milestones need to be achieved for the Company to be able to carry on its business in a meaningful way.  No assurance can be given that the Company will achieve implementation of its business plan.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the statement of operations. No such charges have been incurred by the Company.  As of July 31, 2016, the Company has no accrued interest related to uncertain tax positions.

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

REVENUE RECOGNITION

The Company recognizes revenue only when (1) there is persuasive evidence of an arrangement with the customer; (2) delivery has occurred or services have been rendered; (3) amount due to the customer is fixed or determinable; and (4) collectability is reasonably assured. Advance payments from customers are deferred and recorded in deferred revenue. In July 2016, the Company received $10,000 from a customer for a gene analysis report to be provided by the Company. Revenue will be recorded by the Company when the report is delivered.

SUBSEQUENT EVENTS

The Company has evaluated all transactions from July 31, 2016 through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed.

NEW ACCOUNTING PRONOUNCEMENTS

There were various accounting standard and interpretations issued recently, none of which are expected to have a material impact on our financial position, operations or cash flows.

NOTE 3 – GOING CONCERN

At July 31, 2016, the Company had accumulated deficit of $345,195 and no current source of revenues.  The Company has suffered recurring losses and expects such losses to continue through at least fiscal year 2017.  The Company expects to finance its operations primarily through the contribution from its Chief Executive Officer and income from customer contracts.  The Chief Executive Officer is not legally obligated to provide any financing.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended July 31, 2016, the Company paid salary of $4,000 to the Company’s Chief Executive Officer. As of July 31, 2016 and October 31, 2015, salary payable to the Company’s Chief Executive Officer was $1,394.

See Note 6 for contributions made by the Company’s Chief Executive Officer.

NOTE 5 – INCOME TAXES

At July 31, 2016, we had federal income tax net operating loss (“NOL”) carryforwards of approximately $345,000. The NOL carryforwards expire from fiscal year 2031 through 2036. The value of these carryforwards depends on our ability to generate taxable income. A change in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize our net operating loss carryforwards. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if we fail to generate taxable income prior to the expiration dates we may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. We have had cumulative losses and there is no assurance of future taxable income, therefore, valuation allowances have been recorded to fully offset the deferred tax asset at July 31, 2016 and October 31, 2015.

NOTE 6 – EQUITY

During the nine months ended July 31, 2016 and July 31, 2015, the Company’s Chief Executive Officer contributed cash of $49,030 and $48,365, respectively, to the Company.

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

Corporate Overview

American Gene Engineer Corp. (“Company”) was incorporated in the State of Delaware on November 15, 2010.  We have no full-time employees and own no real estate or personal property.  We were originally formed as a vehicle to seek the acquisition of, or merger with, an existing company which provides genetic testing and diagnostic services or alternatively develop our own business in those or related market segments.  In July 2016, we ceased to be a “shell company,” as defined under the Securities and Exchange Act, when we commenced our own business in the area of genetic testing and entered into contracts with two individuals in Taiwan, pursuant to which the Company will provide genetic testing of those individuals in Taiwan.  The overall business objective of the Company is to provide professional consultation services in gene development, research, examination and studies.

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

Plan of Operation

The part of the business plan that we are currently implementing is to provide genetic testing services and genetic test analysis services to individuals.  Genetic tests can be performed to determine genetic relationships to certain diseases, indicate possible future illness issues, and evaluate an individual’s response to therapy and medication.  We currently focus on individualized RNA genetic testing (“RNA tests”).  The Company provides RNA tests for both healthy individuals and individuals with specified health concerns.  For healthy individuals, the RNA test is preventative.  For individuals with special health concerns, the RNA tests can be used to determine the right treatment and medication for such individuals.  Currently, we do not have our own clinical laboratories to perform the genetic tests nor do we have any professionals on staff who can analyze the test results.  We are in negotiation with a hospital in Taiwan to run the gensetic tests on our behalf and are in negotiation with selected physicians as independent contractors in Taiwan to help us analyze the test results.

In the early stage of development, prior to the establishment of its own laboratories, the Company will outsource the RNA tests and the analysis thereof.  In the future, we plan to establish our own clinical laboratories to conduct the genetic tests and hire physicians as employees to analyze the testing results.  We also plan to expand our business by identifying potential business partners in the DNA repairing industry. Although our current operation is in Taiwan, we plan to expand our operation globally by setting up subsidiaries and/or investing in the existing business in the foreign countries.

Results of Operation

Three months ended July 31, 2016 as Compared to three months ended July 31, 2015

In July 2016, we had deferred revenue of $10,000.  Prior to this revenue, we had no revenue since inception.  The deferred revenue is the payment from a customer who signed a contract with us to obtain genetic test services.

For the three months ended July 31, 2016, we incurred $23,963 in operating expenses as compared to $19,444 for the same period in 2015. Our operating expenses for the three months ended July 31, 2016 mainly included salary and fees paid to our third party professionals, including lawyers, accountants and auditors and rent expense. The increase was mainly due about $3,000 increase in salary paid to the Company’s Chief Executive Officer.

For the three months July 31, 2016 and 2015, we had net loss of $23,963 and $19,444, respectively, due to the expenses as described above.

Nine Months Ended July 31, 2016 as Compared to Nine Months Ended July 31, 2015

In July 2016, we had deferred revenue of $10,000.  Prior to this revenue, we had no revenue since inception.  The deferred revenue is the payment from a customer who signed a contract with us to obtain genetic test services.

For the nine months ended July 31, 2016, we incurred $72,455 in operating expenses as compared to $81,398 for the same period in 2015. Our operating expenses for the nine months ended July 31, 2016 mainly included salary and fees paid to our third party professionals, including lawyers, accountants and auditors and rent expense.  The decrease was mainly due to approximately $9,000 decrease in attorney fees.

For the nine months July 31, 2016 and 2015, we had net losses of $72,455 and $81,398, respectively, due to the expenses as described above.

Liquidity and Capital Resources

As of July 31, 2016, we had cash and cash equivalents of $10,162.  Prior to this cash, which is deferred revenue, we had no revenue generating operations.  Despite this revenue, there is still a substantial doubt regarding the Company’s ability to continue as a going concern as we are only just starting to implement our business plan.  We expect to not have sufficient revenues to cover our operating expense for the near and medium term future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of July 31, 2016 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective.

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

Changes in internal control over financial reporting

During the quarter ended July 31, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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
Date: September 20, 2016

/s/ Han-Chen Lin
Han-Chen Lin
CFO, Principal Accounting Officer, and Director
Date: September 20, 2016