Form 10-K
period 2016-10-31
AMERICAN GENE ENGINEER CORP
filed 2017-02-15
CIK 1600784

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROMTO

Commission file number:000-52276

American Gene Engineer Corp.
(Exact name of registrant as specified in its charter)

Delaware	27-3983637
-------------------------------	----------------
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

521 Fifth Avenue, Suite 1718 New York, New York	10175
----------------------------------------	----------
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No☒

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates as of April 30, 2016 was $62,262,920, based on 6,226,292 shares of common stock held by non-affiliates.

As of February 14, 2017, the registrant had 100,000,000 shares of common stock outstanding.

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

PART I

Item 1. Description of Business

General

American Gene Engineer Corp. (the “Company”) was incorporated in the State of Delaware on November 15, 2010.  We have no full-time employees and own no real estate or personal property.  We were originally formed as a vehicle to seek the acquisition of, or merger with, an existing company which provides genetic testing and diagnostic services or alternatively develop our own business in those or related market segments.  In July 2016, we ceased to be a “shell company,” as defined under the Securities and Exchange Act, when we commenced our own business in the area of genetic testing and entered into contracts with two individuals in Taiwan, pursuant to which the Company will provide genetic testing of those individuals in Taiwan.  Since then, the Company has entered into 27 additional contracts with individuals in Taiwan for genetic testing services. The overall business objective of the Company is to provide professional consultation services in genetic testing, pharmacogenetic testing, test result analysis, research, examination and studies.

We have a minimal amount of cash.   Our financial statements for the fiscal year ended October 31, 2016, included in this report, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such doubts include the fact (i) that we had net capital deficit at October 31, 2016 and have suffered recurring losses and expects such losses to continue through the following 12 months; and (ii) that if we are unable to obtain revenue producing contracts or financing or if the revenue or financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations.

Our Business

Our business is to provide genetic testing services and genetic test result analysis services to individuals.  Genetic tests can be performed to determine the genetic relationship of an individual to certain diseases, indicate possible future illness issues, and evaluate an individual’s response to therapy and medication.  We will provide individualized RNA genetic testing for both healthy individuals and individuals with special health concerns or diseases.

Preventative Tests

For healthy individuals, the genetic test is preventative. The results of a genetic test can confirm or rule out a suspected genetic condition or help determine a person’s chance of developing or passing on a genetic disorder or disease and provide early warning for the individual’s risk of developing certain genetic diseases in the future (the “Preventative Tests”).

In the third fiscal quarter of 2016, the Company started to enter into contracts to provide Preventative Tests to individuals.  Since July 2016, we have entered into contracts with 29 customers in Taiwan to provide those customers Preventative Tests.  Because we currently do not have our own clinics and clinical laboratories to perform the Preventative Tests and we do not have any professionals on staff who can analyze the test results, we have entered into arrangements with entities in Taiwan to conduct the Preventative Tests. We currently have entered into an arrangement with the Li Ren Yi Shi Jian Yan Suo (“Li Ren”) in Taipei, Taiwan, pursuant to which Li Ren agreed to perform blood tests in Taipei, Taiwan.  We also entered into a Service Agreement with Pharmacogenomics Lab in Taiwai (“Pharmacogenomics”), pursuant to which Pharmacogenomics agreed to conduct genetic tests on the blood samples provided by Li Ren.  Once the testing is completed, Asian Pacific Genetic Engineering Corp, an affiliate of the Company, will prepare the client reports analyzing the test results.  We are also currently in negotiation with selected physicians and genetic specialists to help us convey the test results to our customers.  In the future, we plan to establish our own clinics and laboratories in Taiwan where the patients can have their blood drawn and tested.  Currently we are planning to commence testing of client blood samples under those signed contracts in the second fiscal quarter of 2017.

Pharmacogenetic Tests

We intend to focus on individuals with health concerns.  For individuals with specific diseases, the genetic tests can be used to determine the right treatment and medication (“Pharmacogenetic Tests”).   Medications and treatment may be metabolized differently based on the patient’s genetic composition.  Individual patient’s response to medication or treatment may also be related to variability in the drug target and the patient’s genetic composition.  Pharmacogenetic Tests examine the patient’s genetic variability that causes individual responses to medication and treatment.  By analyzing the genes that produce the specific drug targets or enzymes that metabolize a medication or are associated with immune response, physicians and genetic specialists may decide to raise or lower the dose or even change to a different drug and to help to maximize the benefits of their treatment and minimize the side effects of the treatment.

In 2017, the Company plans to expand its business to provide Pharmacogenetic Tests to patients suffering Alzheimer’s Disease, Parkinson, amyotrophic lateral sclerosis and AIDS.  Our physician and genetic specialists or consultants will design an individualized plan for each customer.  A blood test will then be performed on the customer twice a month for a period of three to nine months to monitor the changes in the customer’s genetic response due to medication treatment.  Specifically, the physicians and genetic specialists will monitor and analyze the test results and produce reports for the customer to suggest alternation and changes i the patient’s treatment on an ongoing basis.

In the early stage of development and prior to the establishment of our own clinics and laboratories, we will outsource the genetic tests and the analysis thereof to third-party clinics and laboratories.  In the future, we plan to establish our own clinics and clinical laboratories to conduct the genetic tests.  We are currently in the process of hiring physicians and genetic specialists as employees to analyze the testing results.  We also plan to expand our business by identifying potential business partners in the DNA repairing industry. Although our current operation is in Taiwan, we plan to expand our operation globally by setting up subsidiaries and/or investing in the existing business in other countries.

Marketing

The Company has not started marketing its products and services.  The existing customers of the Company are the friends of the executives of the Company.  In the future, the Company plans to market its services via television and magazines advertisement in the United States and in Taiwan.

Competitive Position

Currently the Company believes that there are many competitors delivering services similar to the Company’s Preventative Tests. Most of those competitors conduct their tests by examining the DNA of the individual. The Company believes, however, that its method in examining the RNA of the individuals for the risk of developing disease, and its services of providing customers access to physicians and genetic specialists in analyzing the customer’s test results are unique and can help the Company attract new customers in the market.

There are many companies in the United States performing pharmacogenetic tests but there are very few companies providing pharmacogenetic test in Taiwan.  The Company believes that its services to provide pharmacogenetic test for patients with specific diseases are unique.  Unlike many other pharmacogenetic testing companies that provide testing upon the request of the patient’s physician, the Company plans to hire physicians and genetic specialist to design individualized pharmacogenetic testing plans for patients with specific diseases.  Physicians will provide medical advice to the customers regarding their medication and treatment choices while genetic specialists, who own doctoral degrees in genetics and genomics and have experiences in genetic research, will help to monitor the customer’s genetic response to the medication.

Customers

Currently, all of the Company’s customers are located in Taiwan.  The Company’s clinic partners, laboratory partner, potential physician employees and genetic specialists employees are also located in Taiwan.  In the future, the Company is planning to expand its operation to the United States.

For the Preventative Tests, the Company’s target customer base are healthy individuals between the ages of 40 and 60, who are health conscious and are seeking early warning for his or her risk of developing certain genetic diseases in the future.

For the Pharmacogenetic Tests, the Company is targeting patients suffering from Alzheimer’s Disease, Parkinson, amyotrophic lateral sclerosis and AIDS in Taiwan and potentially other countries.

Technology and Intellectual Property

The Company currently owns the registered trademark “AGE American Gene Engineering” in the United States, Taiwan and Hong Kong.  We believe that innovation is one of the keys to its competitiveness and will be necessary for future sustained growth. Currently, the Company relies on the confidentiality of its operations, proprietary know-how and business secrets.  In the future, when necessary, the Company will take additional steps to protect its intellectual property interests under the laws of the United States, Taiwan and the other jurisdictions in which it intends to operate.  As the business develops, the Company plans to develop additional trademarks for our products and services and seek registration of those marks with government authorities for their protection. The Company does not hold any patents.

Seasonality

The Company does not expect to experience any seasonality in its operations.

Research and Development

We have no research and development activities at this time.  We do believe, however, that innovation is one of the keys to our competitiveness, and innovation will be necessary for future sustained growth. To the extent it is able, given the limited financial resources at our disposal.  We will invest in core technical competencies for product development and services.

Employees

At the time of this report, the Company does not have any employees. In the future, the Company expects to add physicians and genetic scientists as the Company starts to expand.  The Company plans to hire generalist physicians to provide medical advice for our Preventative Test customers.  The Company also plans to hire physicians who are specialized in Alzheimer’s Disease, Parkinson, amyotrophic lateral sclerosis and AIDS to provide proper medical and treatment advices to our Pharmacogenetic Tests customers.  The Company plans to hire genetic specialists who are researchers with doctoral degrees in Genetics or Genomics.  The genetic specialists will monitor the genetic response in our Pharmacogenetic Tests customers’ test results and collaborate with the physicians to provide treatment advice to our customers. To support our operations, we will also need to hire administrative and marketing employees in Taiwan and other countries.

Government Regulations

We are not aware of any government regulations in Taiwan.  If in the future we expand our operation other jurisdictions, we will be subject to the regulations of the Food and Drug Administration, the Centers for Medicare and Medicaid Services and other federal, state and local governmental authorities.

FDA Regulations
In the United States, the Food and Drug Administration (“FDA”) has the authority to regulate genetic testing services. The FDA has the broadest authority in terms of regulating the safety and effectiveness of genetic tests as medical devices.  FDA oversight also includes pharmacogenomics, which is the use of genomic information to help predict how an individual might respond to a particular drug, to identify individuals who might experience an adverse reaction to taking a drug, or to assist in selecting the optimal dosage of a drug.  The degree of FDA oversight of a genetic test is based on its intended use and the risks posed by an inaccurate test result. The FDA categorizes medical devices, including genetic tests, into three separate classes, ranging from class I, for relatively low risk products, to class III, where tests are subject to the greatest level of scrutiny. Prior to conducting genetic testing in the United States, the Company may need to submit application for premarket approval or clearance of tis testing panels (as a medical device).

CMS Regulations
The Centers for Medicare and Medicaid Services (“CMS”) regulates clinical laboratories.  The objective of CLIA is to certify the clinical testing quality, including verification of the procedures used and the qualifications of the technicians processing the tests. It also comprises proficiency testing for some tests.  In the future, when the Company establishes laboratories in the United States, its laboratories will be subject to the regulations under CMS.

Other Regulations
A number of government authorities, both in the United States and abroad, and private parties are increasing their focus on individually identifiable health information and the use of personal information. Most states have enacted some form of health information privacy legislation, including data breach notification laws, and laws penalizing the misuse of personal information in violation of published privacy policies. Certain states have also enacted legislation requiring certain encryption technologies for the storage and transmission of personally identifiable information, and more states are considering laws for or have enacted laws about information security regulations and may require the adoption of written information security policies that are consistent with state laws if businesses have personal information of residents of their states.  In the United States, the FTC has oversight of business operations concerning the use of advertising and to make sure that the genetic testing companies do not use false or misleading advertisements.  We will have to review our privacy policy, our marketing strategy and our overall operations on a regular basis to assure compliance with applicable U.S. laws, Taiwan laws, and to the extent applicable, any other foreign laws. Our business could be adversely affected if new regulations or decisions regarding the genetic testing are implemented in such ways that impose new or additional technology requirements on us, limit our ability to conduct genetic testing, or if government authorities or private parties challenge our patient data storage practices that result in restrictions on us, or we experience a significant data or information breach which would require public disclosure under existing notification laws and for which we may be liable for damages or penalties.

Property

The Company currently leases a space for its executive offices and operational facilities on a month-to-month basis at 521 5th Avenue, New York, New York 10175, for a monthly rent of $2,000.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge after we electronically file or furnish it to the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically. We assume no obligation to update or revise forward looking statements in this Current Report on Form 8-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law.

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

We were incorporated on November 15, 2010, and we have generated no revenues through October 31, 2016.  We also have very little operating history upon which an evaluation of our future success or failure can be made.  As of October 31, 2016, we had a net loss of approximately $512,740 since our inception on November 15, 2010.  The success of our future operations is dependent upon our ability to carry out our planned activities, fund our operations and compete effectively with other similar businesses.  Based on our current business plan, we expect to incur operating losses during the fiscal year ending October 31, 2016.  We cannot guarantee that we will ever be successful in generating revenues sufficient to cover our operating costs and overhead or achieve profitability.  Our failure to achieve profitability may cause us to suspend or cease our operations.

Several factors raise doubt about our ability to continue as a going concern.

The Independent Auditor's Report to our financial statements for the year ended October 31, 2016, included in this report, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such doubts identified in the report include the Company's losses from operations and lack of liquidity.

The Company will need a substantial amount of capital to carry out its business plan.

To implement the Company’s business plan, the Company needs to either establish its own clinics and laboratories or enter into strategic alliance with clinics and laboratories to conduct the genetic tests on behalf of the Company.  The Company will also need to hire physicians and genetic specialists to analyze the test results of the customers.  The Company’s initial capital requirements to start its operation will be significant.  In addition, the Company will need to raise additional funds to continue to develop its genetic tests and analysis, as needed, obtain regulatory approvals, market and distribute its services.  The Company has limited operations and few customers at this time, and, therefore, it is not currently generating significant revenues or cash flow to fund its operations. There can be no assurance that the Company will be able to generate revenues from operations in the future, which will be sufficient to fund its business activities. The Company has no current arrangements with respect to additional financing. There can be no assurance that any sources of additional financing will be available to the Company on acceptable terms, or at all.

We have a limited operating history, which makes it difficult to forecast whether or not our business will be successful.

The Company became an operating company in July 2016 when it entered into genetic testing contracts with two customers.  Although the Company has subsequently entered into additional service contracts with customers, all those customers are the friends of the Company’s executives.  Furthermore, the Company has not yet provided the genetic testing services to any customer and the contracts are carried as a liability under deferred revenue.  Because we have a limited operating history, limited number of customers and no testing conducted, it is difficult to forecast our future operating results. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development and operation. There can be no assurance that we will be successful in addressing these risks and keeping pace with developments or developing a meaningful customer base, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

Genetic Testing may be subject to regulatory approval and monitoring as they are marketed, and there is no assurance that we will be able to obtain the necessary governmental approval.

When we launch our genetic testing services in jurisdictions outside of Taiwan, we may be required to be licensed under various authorities.  In the United States for example, we would have to be licensed under the Food and Drug Act and the regulations of the United States Food and Drug Administration (the “FDA”) and several other state and local government authorities.  There is no assurance that the necessary regulatory approval of our genetic testing services will be obtained.  If obtained, the Company will have to comply with various labeling requirements and other regulation, both at the federal and state levels.  If not approved, our tests and operations may have to be redesigned, if that is determined possible.  The Company expects that the regulatory requirements will cause a considerable expense and obstacle to having a marketable service, and may delay the anticipated launch of our services in the United States.

We do not have prior experience in seeking or obtaining regulatory approval in any jurisdiction for genetic testing services.  This lack of experience may prevent or make more expensive our obtaining any necessary regulatory approval.

We have been operating in Taiwan since inception.  Our management has never sought regulatory approval before any regulatory agency having authority over the genetic testing services in Taiwan, the United States or any other jurisdiction. There is no assurance that we will be able to pursue regulatory approval or obtain the necessary licensing.  We may have to engage professionals to help or take over the regulatory process, which will add expense to our operational expenses, which we cannot estimate at this time.

The strategic relationships we rely on may not be developed, and if developed, may not be successful.

Because we do not have our own clinic and laboratories, we currently rely on our strategic partners to conduct the genetic testing and analyze the testing results for us.  These relationships are expected to, but may not, succeed.  There can be no assurance that these relationships will develop and mature, or that any of our existing relationships will be successful or that potential competitors will not develop more substantial relationships with attractive partners.  Our inability to successfully implement our strategy of building valuable strategic relationships could harm our business.

Until the Company has successfully conducted the genetic testing, there is uncertainty of market acceptance and the efficacy of the commercialization strategy.

Although the Company has entered into service contracts with individuals to provide genetic testing services, it has not yet performed any genetic tests for its customers.   The existing customers are friends of the executives of the Company.  Until the Company has consistent, proven sales and has successfully provide genetic testing services to the customers, there is uncertainty of the product acceptance in the intended markets and the ability of the Company to commercialize any of its services in a meaningful way. Until then, the Company believes it will have to fund its operations from capital rather than revenues. If there are no, or only low levels of, product and service acceptance and sales, the Company will have to alter its business plan. As is typical of any new business concept, demand and market acceptance for newly introduced products and services are subject to great uncertainty. Achieving market acceptance will require the Company to undertake substantial marketing efforts and to make significant expenditures to create awareness of and demand for its services. The Company has limited marketing experience and limited financial, personnel and other resources to undertake extensive marketing activities. The Company's efforts will be subject to all of the risks associated with the commercialization of new products and services, including unanticipated delays, expenses, technical problems or difficulties and technological obsolescence due to changing technology and the evolution of industry standards and government regulation. There can be no assurance that markets for the Company's products and services will not be limited, or that the Company's strategies will result in successful commercialization or an initial or continued market acceptance for genetic testing.

The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.

There are many players in the genetic testing market in Taiwan, the United States and other jurisdictions. Our competitors are more established and may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, customer and user requirements and trends. With the introduction of new testing technologies, the evolution of our genetic research, and new market entrants, we expect competition to intensify in the future. Some of our current and potential competitors have substantially greater financial, technical, marketing, distribution and other resources than we do. As a result, they may be able to respond more rapidly than we can to new or changing opportunities, technologies, research, regulations and patient demand. In addition, our current laboratory partners and strategic partners may become competitors in the future. Certain of our competitors may be able to negotiate alliances with strategic partners on more favorable terms than we are able to negotiate. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our platform to achieve or maintain more widespread market acceptance, any of which could adversely affect our revenues and operating results.

We may have difficulty managing our growth.

As we begin the launch of our operation, we expect to establish clinics and laboratories and hire personnel at relevant locations. This expansion is expected to place a significant strain on our management, operational and financial resources. To manage any further growth, we will be required to improve existing, and implement new, operational, and financial systems, procedures and controls and expand, train and manage our growing employee base. We also will be required to expand our finance, administrative, technical and operations staff. There can be no assurance that our current and planned personnel, systems, procedures and controls will be adequate to support our anticipated growth, that management will be able to hire, train, retain, motivate and manage required personnel or that our management will be able to successfully identify, manage and exploit existing and potential market opportunities. If we are unable to manage growth effectively, our business could be harmed.

To successfully implement our business plan, we will need to hire new personnel to establish and implement the manufacturing, marketing and sales plans for our technology.

The Company does not have any full-time employees, and the Company’s current executive officers are providing their services on a part-time, as needed basis.  In the future, the Company will need to hire employees to further our new business venture.  Specifically, the Company will need employees at the clinics and laboratories to help administer the genetic test.  The Company also needs to hire physicians and genetic specialists to design the test plan for individual customers and help analyze the results of the tests.  Additionally, we will need employees to market our products and tests and apply for necessary regulatory approval.  We will need to set up offices and hire talent to implement our business plans. Our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, sales, marketing and customer service personnel is uncertain. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel.  The failure to attract and retain necessary technical, managerial, sales, marketing and service personnel could have a material adverse effect on our business, operating results and financial condition.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties.

The Company currently does not own any real properties.  Our principal executive offices are located 521 Fifth Avenue, Suite 1718, New York, New York 10175.  We lease our office from Prime Office Centers 521, LLC for $2,000 per month and our lease is currently on a month-to-month basis.

Item 3. Legal Proceedings.

We are not a party to any legal proceedings and are not aware of any threatened litigation.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of February 10, 2017, we had 100,000,000 shares of common stock issued and outstanding.

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

As of February 10, 2017, there were 138 stockholders of record of our common stock.

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

None.

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

Overview

American Gene Engineer Corp. was incorporated in the State of Delaware on November 15, 2010.  We have no full-time employees and own no real estate or personal property.  We were originally formed as a vehicle to seek the acquisition of, or merger with, an existing company which provides genetic testing and diagnostic services or alternatively develop our own business in those or related market segments.  In July 2016, we ceased to be a “shell company,” as defined under the Securities and Exchange Act, when we commenced our own business in the area of genetic testing and entered into contracts with two individuals in Taiwan, pursuant to which the Company will provide genetic testing of those individuals in Taiwan.  Since then, the Company has entered into 27 additional contracts with individuals in Taiwan for genetic testing services. The overall business objective of the Company is to provide professional consultation services in genetic testing, pharmacogenetic testing, test result analysis, research, examination and studies. The Company has no full-time employees and owns no real estate or personal property.   We have a minimal amount of cash.

Our financial statements for the fiscal year ended October 31, 2016, included in this report, indicate that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such doubts include the fact (i) that we had net capital deficit at October 31, 2016 and have suffered recurring losses and expects such losses to continue through the following 12 months; and (ii) that if we are unable to obtain revenue producing contracts or financing or if the revenue or financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations.

Plan of Operations

Our business plan is to provide professional consultation services in genetic testing, pharmacogenetic testing, test result analysis, research, examination and studies.  Our principal activity for the next 18 months and thereafter will be launching our genetic testing services in in Taiwan.  We had $308,541 in cash as of October 31, 2016. Our current cash assets are not sufficient to cover our current and expected expenses and therefore, we will need to obtain further financing, without which we will not be able to execute our business plan.

Assuming that we are able to obtain operational funding, in addition to any funding necessary to maintain our status as an SEC reporting company subject to regular review and additional assessment of requirements, currently we anticipate that we will incur the expenses over the twelve (12) month period following funding in connection with our operating business and planned expansion.   Additional unknown expenses may arise from time to time, which we cannot currently identify or determine a possible expense.  We will need additional funding to cover our anticipated expenses mentioned above over the longer term, and for future development and implementation of our business plan.

Results of Operations

Year Ended October 31, 2016 as Compared to Year Ended October 31, 2015

We have not generated any revenue since inception. We collected $456,000 (net of customer referral fees) which has been deferred until such time as the services are provided.

For the year ended October 31, 2016, we incurred $240,000 in operating expenses as compared to $108,214 for the same period in 2015, an increase of 122%.  All of our operating expenses are for general and administrative purposes such as accounting and audit fees. The increase was mainly due to $112,000 of customer referral fees paid on fees collected for future services during the year ended October 31, 2016.

For the years ended October 31, 2016 and 2015, we had net losses of $240,000 and $108,214 due to the payment of expenses as described above.

As of October 31, 2016, we have $0 sales income.  There is substantial doubt regarding the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

As of October 31, 2016, we have not generated any revenues from our business operations and had $308,541 cash. We collected a total of $456,000 (net of customer referral fees) to provide future genetic services which has been deferred until such time as the services are provided. Although we have minimal liabilities, our inability to generate a recurring source of revenue raises a substantial doubt regarding the Company’s ability to continue as a going concern.

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

We have identified the policies set forth in Note 1 to our financial statements as significant to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Results of Operations and Financial Condition, where such policies affect our reported and expected financial results. In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the discussion set forth in Note 2 to our consolidated financial statements addresses our most significant accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of October 31, 2016 and, based on his evaluation, have concluded that the disclosure controls and procedures were not effective.

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

1.	lack of design and implementation of a system of internal controls over financial reporting.
2.
lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures;

3.	inadequate segregation of duties consistent with control objectives;
4.	ineffective controls over period end financial disclosure and reporting processes; and
5.	lack of accounting personnel with adequate experience and training.

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

Management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).  Based on this evaluation, management concluded that there is a reasonable possibility that a material misstatement as of October 31, 2016, the Company’s annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal control.

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

Changes in Internal Control over Financial Reporting

During the three months ended October 31, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our executive officers are elected by the board of directors and serve at the discretion of the board.  All of the current directors serve until the next annual stockholders’ meeting or until their successors have been duly elected and qualified.  The following table sets forth certain information regarding our current directors and executive officers:

Name	Age	Position(s)	Director Since
Ming Lin	61	Chief Executive Officer and director	2014
Han-Chen Lin	28	Chief Financial Officer and director	2014

BACKGROUND OF OFFICERS AND DIRECTORS

Ming Lin was appointed our Chief Executive Officer in January 2014.  He has vast experience in the biotechnology industry and is currently the president of the following companies:  American Life Prolong Technology Organization Inc. (since January 2005); American Harvard Gene Chip Biotechnology Inc. (since April 2006); and New York Creative Capital Inc. (since March 2007).  Mr. Lin received his high school diploma from Kai Young High School in Taiwan.

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

Family Relationship

Our CEO, Ming Lin is the father of our CFO Han-Chen Lin.

Audit Committee

The Board of Directors acts as the Audit Committee and the Board has no separate committees.  We also do not have an audit committee financial expert.  We believe the cost related to retaining a financial expert at this time is prohibitive.  Further, because we have no substantive operations, at the present time, we believe the services of a financial expert are not warranted.

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

Item 11. Executive Compensation.

Executive Compensation

We appointed our Chief Executive Officer on January 29, 2014 and our Chief Financial Officer on January 10, 2014.  Currently our CFO does not receive any compensation for her services in her role. For the years ended October 31, 2016 and 2015, salary expense for our CEO was $8,000 and $2,500, respectively.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of February 10, 2017, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  The stockholder listed below has direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address of Beneficial Owner	Amount and Nature of Ownership(1)	Percent of Class(2)
Executive Officers and Directors:
Ming Lin Chief Executive Officer 4F-3, No. 32, Section 1, Anhe Road Da-an District Taipei, Taiwan 10689	44,999,108	45.0%
Han-Chen Lin(3) Chief Financial Officer 4F-3, No. 32, Section 1, Anhe Road Da-an District Taipei, Taiwan 10689	1,000,000	1%
All Directors and Executive Officers as a Group (2 Person)	49,402,458	49.4%
5% Holder:
Tzu-Yun Chang(4) 4F-3, No. 32, Section 1, Anhe Road Da-an District Taipei, Taiwan 10689	48,450,000	48.5%
(1) All stockholders listed have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.
(2) Applicable percentage ownership is based on 100,000,000 shares of common stock outstanding as of February 10, 2017.  The Company has no convertible securities outstanding.
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

On October 31, 2016, we entered into a service agreement with Asian Pacific Genetic Engineering Corp., a company owned by our CEO (“APG”).  Pursuant to the service agreement, APG agreed to provide consulting services and genetic test result analysis services to our customers.  The APG Agreement has a term of one-year and we agreed to pay an annual fee of $200,000 to APG for its services.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence.

None of our directors are “independent” as defined in the listing standards for NASDAQ.

Item 14. Principal Accounting Fees and Services

GBH CPAs, PC is the Company’s independent registered public accounting firm.

AUDIT FEES. The aggregate fees billed for professional services rendered by GBH CPAs, PC for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the fiscal year ended October 31, 2016 were $20,523 and for the fiscal year ended October 31, 2015 were $21,700.

AUDIT-RELATED FEES.  None

TAX FEES.  None.

ALL OTHER FEES. None

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

The following financial statements are filed as part of this report:

(b) Exhibits.

The following are filed as exhibits to this report:

Exhibit No.	Description	Location Reference
3.1	Certificate of Incorporation	1
3.2	By-laws	1
10.1	Form of Stock Subscription Agreement	1
10.2	Office Lease between Prime Office Centers, LLC and the Company dated March 13, 2014	2
21.1*	List of Subsidiaries of the Registrant
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.
31.2*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

1.	Incorporated by reference to the Company’s Registration Statement on Form 10 as filed with the SEC on June 13, 2014.
2.	Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form 10 as filed with the SEC on August 11, 2014.
*	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of American Gene Engineer Corp.
 New York, New York

We have audited the accompanying balance sheets of American Gene Engineer Corp. as of October 31, 2016 and 2015, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended.  American Gene Engineer Corp.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Gene Engineer Corp. as of October 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that American Gene Engineer Corp. will continue as a going concern.  As discussed in Note 3 to the financial statements, American Gene Engineer Corp. has suffered recurring losses from operations and has a net working capital deficit that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
 February 15, 2017

American Gene Engineer Corp.
Balance Sheets

	October 31, 2016	October 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$308,541	$9,549
Prepaid expense	92,357	3,050
Total current assets	400,898	12,599
Rent deposit	3,800	3,800
Total assets	$404,698	$16,399

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$15,966	$7,616
Account payable - related party	2,858	1,394
Deferred revenue	568,000	-
Total liabilities	586,824	9,010

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 200,000,000 authorized, 100,000,000 shares issued and outstanding	100,000	100,000
Additional paid-in capital	230,614	180,129
Accumulated deficit	(512,740)	(272,740)
Total stockholders’ equity (deficit)	(182,126)	7,389
Total liabilities and stockholders’ equity (deficit)	$404,698	$16,399

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Statements of Operations

	Year Ended October 31,2016	Year Ended October 31,2015
Revenue:
Revenue	$-	$-

Operating expenses:
General and administrative expenses	240,000	108,214

Net loss	$(240,000)	$(108,214)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	100,000,000	100,000,000

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Statement of Changes in Equity (Deficit)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par	Capital	Deficit	Total

Balance at October 31, 2014	100,000,000	$100,000	$91,282	$(164,526)	$26,756
Capital contribution		-	88,847	-	88,847
Net loss	-	-	-	(108,214)	(108,214)

Balance at October 31, 2015	100,000,000	100,000	180,129	(272,740)	7,389

Capital contribution	-	-	50,485	-	50,485
Net loss	-	-	-	(240,000)	(240,000)

Balance at October 31, 2016	100,000,000	$100,000	$230,614	$(512,740)	$(182,126)

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Statements of Cash Flows

	October 31,	October 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(240,000)	$(108,214)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(89,307)	(3,050)
Accounts payable and accrued expenses	8,350	3,420
Accounts payable – related party	1,464	1,394
Deferred revenue	568,000	-
Net cash provided by (used in) operating activities	248,507	(106,450)

Cash flows from financing activities:
Capital contribution from related party	50,485	88,847
Net cash provided by financing activities	50,485	88,847

Net increase (decrease) in cash and cash equivalents	298,992	(17,603)
Cash and cash equivalents, beginning of year	9,549	27,152

Cash and cash equivalents, end of year	$308,541	$9,549

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the statement of operations. No such charges have been incurred by the Company.  As of October 31, 2016, the Company has no accrued interest related to uncertain tax positions.

REVENUE RECOGNITION

The Company recognizes revenue only when (1) there is persuasive evidence of an arrangement with the customer; (2) delivery has occurred or services have been rendered; (3) amount due to the customer is fixed or determinable; and (4) collectability is reasonably assured. Advance payments from customers are deferred and recorded in deferred revenue. During the year ended October 31, 2016, the Company received  $568,000 from customers for gene analysis reports to be provided by the Company. Revenue will be recorded by the Company when the report is delivered.

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

SUBSEQUENT EVENTS

The Company has evaluated all transactions from October 31, 2016 through the financial statement issuance date for subsequent event disclosure consideration.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The guidance requires a company to recognize revenue when it transfers promised services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those services and requires enhanced disclosures. The new guidance is effective for annual and interim periods beginning after December 15, 2016, and early adoption is not permitted. On July 9, 2015, the FASB approved the deferral of the effective date of the new revenue guidance by one year to annual reporting periods beginning after December 15, 2017, with early adoption being permitted for annual periods beginning after December 15, 2016. The Company is currently evaluating the new guidance.

NOTE 3 – GOING CONCERN

At October 31, 2016, the Company had a net working capital deficit of $167,102. The Company has suffered recurring losses and expects such losses to continue through at least fiscal year 2017.  The Company expects to finance its operations primarily through  contributions from its Chief Executive Officer and receipts from customer contracts.  The Chief Executive Officer is not legally obligated to provide any financing.

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

NOTE 4– RELATED PARTY TRANSACTION

As of October 31, 2016 and 2015, salary payable to the Company’s Chief Executive Officer was $2,858 and $1,394, respectively.

See Note 6 for contributions made by the Company’s Chief Executive Officer and Note 7 for an agreement entered with a company controlled by the Company’s Chief Executive Officer.

NOTE 5 – INCOME TAXES

At October 31, 2016, we had federal income tax net operating loss (“NOL”) carryforwards of approximately $513,000. The NOL carryforwards expire from fiscal year 2032 through 2036. The value of these carryforwards depends on our ability to generate taxable income. A change in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize our net operating loss carryforwards. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if we fail to generate taxable income prior to the expiration dates we may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. We have had cumulative losses and there is no assurance of future taxable income, therefore, valuation allowances have been recorded to fully offset the deferred tax asset at October 31, 2016 and 2015.

NOTE 6– EQUITY

During the years ended October 30, 2016 and 2015, the Company’s president contributed cash of $50,485 and $88,847, respectively, to the Company.

NOTE 7– SUBSEQUENT EVENT

On November 1, 2016, the Company entered into a service agreement with Asia Pacific Gene Engineering Co., an affiliated company. Pursuant to the agreement, Asia Pacific Gene Engineering Co. will provide the Company gene analysis service for one year for a $200,000 service fee. The Company paid the $200,000 service fee on January 26, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 15, 2017.

AMERICAN GENE ENGINEER CORP.

By:	/s/ Ming Lin
Ming Lin Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ming Lin	President and Chief Executive Officer and Director	February 15, 2017
Ming Lin	(Principal Executive Officer)

/s/ Han-Chen Li	Chairman, Chief Financing Officer and Director	February 15, 2017
Han-Chen Li	(Principal Financial Officer and Principal Accounting Officer)