Form 10-Q
period 2017-01-31
AMERICAN GENE ENGINEER CORP
filed 2017-03-22
CIK 1600784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2017 or

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
 Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  100,000,000 shares of common stock issued and outstanding as of March 22, 2017.

ITEM 1. FINANCIAL STATEMENTS

American Gene Engineer Corp.
Balance Sheets
As of January 31, 2017 and October 31, 2016
(Unaudited)

	January 31, 2017	October 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$67,397	$308,541
Prepaid expense	241,657	92,357
Total current assets	309,054	400,898
Rent deposit	3,800	3,800

Total assets	$312,854	$404,698

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$10,045	$15,966
Account payable – related party	-	2,858
Deferred revenue	568,000	568,000
Total liabilities	578,045	586,824

Stockholders’ deficit:
Common stock, $0.001 par value, 200,000,000 authorized, 100,000,000 share issued and outstanding,	100,000	100,000
Additional paid-in capital	231,661	230,614
Accumulated deficit	(596,852)	(512,740)
Total stockholders’ deficit	(265,191)	(182,126)

Total liabilities and stockholders’ deficit	$312,854	$404,698

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Statements of Operations
For the Three Months Ended January 31, 2017 and 2016
(Unaudited)

	Three Months Ended January 31,
	2017	2016
Revenue:
Revenue	$-	$-

Operating expenses:
General and administrative expenses	84,112	22,752

Net loss	$84,112	$22,752

Net loss per common share – basic and diluted	(0.00)	(0.00)
Weighted average common shares outstanding – basic and diluted	100,000,000	100,000,000

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Statements of Cash Flows
For the Three Months Ended January 31, 2017 and 2016
(Unaudited)

	January 31,	January 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(84,112)	$(22,752)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(149,300)	700
Accounts payable – related party	(2,858)	-
Accounts payable and accrued expenses	(5,921)	3,320
Net cash used in operating activities	(242,191)	(18,732)

Cash flows from financing activities:
Capital contribution from related party	1,047	21,029
Net cash provided by financing activities	1,047	21,029

Net increase (decrease) in cash and cash equivalents	(241,144)	2,297
Cash and cash equivalents, beginning of period	308,541	9,549

Cash and cash equivalents, end of period	$67,397	$11,846

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended October 31, 2016 and notes thereto contained elsewhere in the Annual Report on Form 10-K filed with the SEC on February 15, 2017.

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

REVENUE RECOGNITION

The Company recognizes revenue only when (1) there is persuasive evidence of an arrangement with the customer; (2) delivery has occurred or services have been rendered; (3) amount due to the customer is fixed or determinable; and (4) collectability is reasonably assured. Advance payments from customers are deferred and recorded in deferred revenue. During the year ended October 31, 2016, the Company received $568,000 from customers for genetic analysis reports to be provided by the Company. Revenue will be recognized and recorded, less commissions, by the Company when the report is delivered. As of January 31, 2017, no service has been provided by the Company.

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

In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the statement of operations. No such charges have been incurred by the Company.  As of January 31, 2017, the Company has no accrued interest related to uncertain tax positions.

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

SUBSEQUENT EVENTS

The Company has evaluated all transactions from January 31, 2017 through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed.

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

There were various other accounting standard and interpretations issued recently, none of which are expected to have a material impact on our financial position, operations or cash flows.

NOTE 3 – GOING CONCERN

At January 31, 2017, the Company had a net working capital deficit of $268,991. The Company has suffered recurring losses and expects such losses to continue through at least fiscal year 2017. The Company expects to finance its operations primarily through contributions from its Chief Executive Officer and receipts from customer contracts. The Chief Executive Officer is not legally obligated to provide any financing.

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

NOTE 4 – PREPAID EXPENSE

Prepaid expense consisted of the following at January 31, 2017 and October 31, 2016:

	January 31, 2017	October 31, 2016
Prepaid examination fee	$90,007	$90,007
Prepaid consulting fee to an affiliated company	150,000	-
Others	1,650	2,350
Total prepaid expense	$241,657	$92,357

On November 1, 2016, the Company entered into a service agreement with Asia Pacific Gene Engineering Co., an affiliated company. Pursuant to the agreement, Asia Pacific Gene Engineering Co. will provide services to the Company’s customers, such as pre-exam consulting, testing result analysis and post exam consulting for one year for a $200,000 service fee. The Company paid the $200,000 service fee in January 2017 and expensed $50,000 for the three months ended January 31, 2017.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of January 31, 2017 and October 31, 2016, salary payable to the Company’s Chief Executive Officer was $nil and $2,858.

During the three months ended January 31, 2017, the Company recorded $50,000 consulting expense related to an agreement with Asia Pacific Gene Engineering Co., an affiliated company. See Note 4.

See Note 7 for contributions made by the Company’s Chief Executive Officer.

NOTE 6 – INCOME TAXES

At January 31, 2017, we had federal income tax net operating loss (“NOL”) carryforwards of approximately $597,000. The NOL carryforwards expire from fiscal year 2033 through 2037. The value of these carryforwards depends on our ability to generate taxable income. A change in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize our net operating loss carryforwards. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if we fail to generate taxable income prior to the expiration dates we may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. We have had cumulative losses and there is no assurance of future taxable income, therefore, valuation allowances have been recorded to fully offset the deferred tax asset at January 31, 2017 and October 31, 2016.

NOTE 7 – EQUITY

During the three months ended January 31, 2017 and January 31, 2016, the Company’s president contributed cash of $1,047 and $21,029, respectively, to the Company.

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

Plan of Operation

The part of the business plan that we are currently implementing is to provide genetic testing services and genetic test analysis services to individuals. Genetic tests can be performed to determine genetic relationships to certain diseases, indicate possible future illness issues, and evaluate an individual’s response to therapy and medication. We currently focus on individualized RNA genetic testing (“RNA tests”). The Company provides RNA tests for both healthy individuals and individuals with specified health concerns. For healthy individuals, the RNA test is preventative. For individuals with special health concerns, the RNA tests can be used to determine the right treatment and medication for such individuals.  Because we currently do not have our own clinics and clinical laboratories to perform the Preventative Tests and we do not have any professionals on staff who can analyze the test results, we have entered into arrangements with entities in Taiwan to conduct the Preventative Tests. We currently have entered into an arrangement with the Li Ren Yi Shi Jian Yan Suo (“Li Ren”) in Taipei, Taiwan, pursuant to which, Li Ren agreed to perform blood tests in Taipei, Taiwan.  We also entered into a Service Agreement with Pharmacogenomics Lab in Taiwai (“Pharmacogenomics”), pursuant to which, Pharmacogenomics agreed to conduct genetic tests on the blood samples provided by Li Ren.  Once the testing is completed, Asian Pacific Genetic Engineering Corp, an affiliate of the Company, will prepare the client reports analyzing the test results.  We are also currently in negotiation with selected physicians and genetic specialists to help us convey the test results to our customers.  In the future, we plan to establish our own clinics and laboratories in Taiwan where the patients can have their blood drawn and tested.  Currently we are planning to commence testing of client blood samples under those signed contracts in the second fiscal quarter of 2017.

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

Results of Operation

Three months ended January 31, 2017 as Compared to three months ended January 31, 2016

We have not generated any revenue since inception. During the fiscal year ended October 31, 2016, we collected $456,000 (net of customer referral fees) which has been deferred until such time as the services are provided.

For the three months ended January 31, 2017, we incurred $84,112 in operating expenses as compared to $22,752 for the same period in 2016. Our operating expenses for the three months ended January 31, 2017 mainly included $50,000 service fee paid to a related party and fees paid to our third party professionals, including lawyers, accountants and auditors for the filing of periodical reports with SEC and other miscellaneous fees.

For the three months January 31, 2017 and 2016 we had net losses of $84,112 and $22,752, respectively, due to the payment of expenses as described above.

Liquidity and Capital Resources

As of January 31, 2017, we have no current source of revenue and had cash and cash equivalents of $67,397.  There is substantial doubt regarding the Company’s ability to continue as a going concern.

Our expenses have been paid for with cash collected from customers in advance and funds provided by our Chief Executive Officer.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of January 31, 2017 and, based on his evaluation, have concluded that the disclosure controls and procedures were not effective.

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

1)	lack of design and implementation of a system of internal controls over financial reporting;
2)
lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures;

3)	inadequate segregation of duties consistent with control objectives;
4)	ineffective controls over period end financial disclosure and reporting processes; and
5)	lack of accounting personnel with adequate experience and training.

Changes in internal control over financial reporting

During the three months ended January 31, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes from the risk factors disclosed in Item 1A (Risk Factors) contained in our Form 10-K for the year ended October 31, 2016, filed with the SEC on February 15, 2017. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect out operations. The risks, uncertainties and other factors set forth in our Form 10-K for the year ended October 31, 2016, filed with the SEC on February 15, 2017, may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

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
Date: March 22, 2017

/s/ Han-Chen Lin
Han-Chen Lin
CFO, Principal Accounting Officer, and Director
Date: March 22, 2017