Form 10-Q
period 2017-07-31
AMERICAN GENE ENGINEER CORP
filed 2017-09-19
CIK 1600784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2017 or

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
 Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
 Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  100,000,000 shares of common stock issued and outstanding as of September 19, 2017.

ITEM 1. FINANCIAL STATEMENTS

American Gene Engineer Corp.
Balance Sheets
(unaudited)

	July 31, 2017	October 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$893	$308,541
Prepaid expense	158,530	92,357
Total current assets	159,423	400,898
Rent deposit	3,800	3,800

Total assets	$163,223	$404,698

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$19,339	$15,966
Account payable – related party	-	2,858
Deferred revenue	568,000	568,000
Total liabilities	587,339	586,824

Stockholders’ deficit:
Common stock, $0.001 par value, 200,000,000 authorized, 100,000,000 share issued and outstanding,	100,000	100,000
Additional paid-in capital	247,375	230,614
Accumulated deficit	(771,491)	(512,740)
Total stockholders’ deficit	(424,116)	(182,126)

Total liabilities and stockholders’ deficit	$163,223	$404,698

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Statements of Operations
For the Three and Nine Months Ended July 31, 2017 and 2016
(Unaudited)

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	July 31, 2017	July 31, 2016	July 31, 2017	July 31, 2016

Revenue
Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	80,751	23,963	258,751	72,455

Net loss	$(80,751)	$(23,963)	$(258,751)	$(72,455)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	100,000,000	100,000,000	100,000,000	100,000,000

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Statements of Cash Flows
For the Nine Months Ended July 31, 2017 and 2016
(Unaudited)

	July 31,	July 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(258,751)	$(72,455)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(66,173)	1,826
Accounts payable and accrued expenses	515	12,212
Deferred revenue	-	10,000
Net cash used in operating activities	(324,409)	(48,417)

Cash flows from financing activities:
Capital contribution from related party	16,761	49,030
Net cash provided by financing activities	16,761	49,030

Net increase (decrease) in cash and cash equivalents	(307,648)	613
Cash and cash equivalents, beginning of period	308,541	9,549

Cash and cash equivalents, end of period	$893	$10,162

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

REVENUE RECOGNITION

The Company recognizes revenue only when (1) there is persuasive evidence of an arrangement with the customer; (2) delivery has occurred or services have been rendered; (3) amount due to the customer is fixed or determinable; and (4) collectability is reasonably assured. Advance payments from customers are deferred and recorded in deferred revenue. During the year ended October 31, 2016, the Company received $568,000 from customers for gene analysis reports to be provided by the Company. During the nine months ended July 31, 2017, the Company received no payments from customers for gene analysis to be provided by the Company.  Revenue will be recorded by the Company when the report is delivered. As of July 31, 2017, no service has been provided by the Company.

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

In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the statement of operations. No such charges have been incurred by the Company.  As of July 31, 2017, the Company has no accrued interest related to uncertain tax positions.

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

SUBSEQUENT EVENTS

The Company has evaluated all transactions from July 31, 2017 through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed.

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

NOTE 3 – GOING CONCERN

At July 31, 2017, the Company had a net working capital deficit of $427,916. The Company has suffered recurring losses and expects such losses to continue through at least fiscal year 2018. The Company expects to finance its operations primarily through contributions from its Chief Executive Officer and receipts from customer contracts. The Chief Executive Officer is not legally obligated to provide any financing.

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

NOTE 4 – PREPAID EXPENSE

Prepaid expense consisted of the following at July 31, 2017 and October 31, 2016:

	July 31, 2017	October 31, 2016
Prepaid examination fee	$108,280	$90,007
Prepaid consulting fee to an affiliated company	50,000	-
Other	250	2,350
Total prepaid expense	$158,530	$92,357

On November 1, 2016, the Company entered into a service agreement with Asia Pacific Gene Engineering Co., an entity is controlled by the Company’s CEO’s son. Pursuant to the agreement, Asia Pacific Gene Engineering Co. will provide services to the Company’s customers, such as pre-exam consulting, testing result analyzing and post exam consulting for one year for a $200,000 service fee. The Company paid the $200,000 service fee in January 2017 and expensed $150,000 for the nine months ended July 31, 2017. During the nine months ended July 31, 2017, the Company also paid Asia Pacific Gene Engineering Co. $20,000 as a future testing fee, which was included in the prepaid examination fee.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of July 31, 2017 and October 31, 2016, salary payable to the Company’s Chief Executive Officer was $nil and $2,858.

During the nine months ended July 31, 2017, the Company recorded $150,000 consulting expense and various other expenses and fees related to an agreement with Asia Pacific Gene Engineering Co., an affiliated company. See Note 4.

See Note 7 for contributions made by the Company’s Chief Executive Officer.

NOTE 6 – INCOME TAXES

At July 31, 2017, we had federal income tax net operating loss (“NOL”) carryforwards of approximately $772,000. The NOL carryforwards expire from fiscal year 2033 through 2037. The value of these carryforwards depends on our ability to generate taxable income. A change in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize our net operating loss carryforwards. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if we fail to generate taxable income prior to the expiration dates we may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. We have had cumulative losses and there is no assurance of future taxable income, therefore, valuation allowances have been recorded to fully offset the deferred tax asset at July 31, 2017 and October 31, 2016.

NOTE 7 – EQUITY

During the nine months ended July 31, 2017 and July 31, 2016, the Company’s president contributed cash of $16,761 and $49,030, respectively, to the Company.

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

Corporate Overview

American Gene Engineer Corp. (“Company”) was incorporated in the State of Delaware on November 15, 2010. We have no full-time employees and own no real estate or personal property. We were originally formed as a vehicle to seek the acquisition of, or merger with, an existing company which provides genetic testing and diagnostic services or alternatively to develop our own business in those or related market segments. In July 2016, we ceased to be a “shell company,” as defined under the Securities and Exchange Act, when we commenced our own business in the area of genetic testing and entered into contracts with two individuals in Taiwan, pursuant to which the Company will provide genetic testing of those individuals in Taiwan. The overall business objective of the Company is to provide professional consultation services in gene development, research, examination and studies.

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

Plan of Operation

The part of the business plan that we are currently implementing is to provide genetic testing services and genetic test analysis services to individuals. Genetic tests can be performed to determine genetic relationships to certain diseases, indicate possible future illness issues, and evaluate an individual’s response to therapy and medication. We currently focus on individualized RNA genetic testing (“RNA tests”). The Company provides RNA tests for both healthy individuals and individuals with specified health concerns. For healthy individuals, the RNA test is preventative. For individuals with special health concerns, the RNA tests can be used to determine the right treatment and medication for such individuals.  Because we currently do not have our own clinics and clinical laboratories to perform the Preventative Tests and we do not have any professionals on staff who can analyze the test results, we have entered into arrangements with entities in Taiwan to conduct the Preventative Tests. We currently have entered into an arrangement with the Li Ren Yi Shi Jian Yan Suo (“Li Ren”) in Taipei, Taiwan, pursuant to which, Li Ren agreed to perform blood tests in Taipei, Taiwan.  We also entered into a Service Agreement with Pharmacogenomics Lab in Taiwan (“Pharmacogenomics”), pursuant to which, Pharmacogenomics agreed to conduct genetic tests on the blood samples provided by Li Ren.  Once the testing is completed, Asian Pacific Genetic Engineering Corp, an affiliate of the Company, will prepare the client reports analyzing the test results.  We are also currently in negotiation with selected physicians and genetic specialists to help us convey the test results to our customers.  In the future, we plan to establish our own clinics and laboratories in Taiwan where the patients can have their blood drawn and tested.  Currently we are planning to commence testing of client blood samples under those signed contracts in the fourth fiscal quarter of 2017.

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

Results of Operation

Three months ended July 31, 2017 as Compared to three months ended July 31, 2016

We have not generated any revenue since inception. During the fiscal year ended October 31, 2016, we collected $456,000 (net of customer referral fees of $112,000) which has been deferred until such time as the services are provided.  For the three months ended July 31, 2017, 23 did not receive any amount for future services.

For the three months ended July 31, 2017, we incurred $80,751 in operating expenses as compared to $23,963 for the same period in 2016. Our operating expenses for the three months ended July 31, 2017 mainly included  service fee paid to one related party and fees paid to our third party professionals, including lawyers, accountants and auditors for the filing of periodic reports with SEC and other miscellaneous fees.

For the three months July 31, 2017 and 2016 we had net losses of $80,751 and $23,963, respectively, due to the payments of expenses as described above.

Nine Months Ended July 31, 2017 as Compared to Six Months Ended July 31, 2016

For the nine months ended July 31, 2017, we incurred $258,751 in operating expenses as compared to $72,455 for the same period in 2016. Our operating expenses for the nine months ended July 31, 2017 mainly included service fees of $150,000 paid to one related party and fees paid to our third party professionals, including lawyers, accountants and auditors for the audit and other miscellaneous fees.  Our operating expenses for the nine months ended July 31, 2016 mainly included accounting fees.

For the nine months ended July 31, 2017 and 2016 we had net losses of $258,751 and $72,455, respectively, due to the increase of expenses as described above.

For the nine months ended July 31, 2017, we did not receive any amounts for future services.

Liquidity and Capital Resources

As of July 31, 2017, we have no current source of revenue and had cash and cash equivalents of $893.  There is a substantial doubt regarding the Company’s ability to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of July 31, 2017 and, based on his evaluation, have concluded that the disclosure controls and procedures were not effective.

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

Changes in internal control over financial reporting

During the three months ended July 31, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Date: September 19, 2017