Form 10-K
period 2017-10-31
AMERICAN GENE ENGINEER CORP
filed 2018-02-21
CIK 1600784

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number:000-52276

American Gene Engineer Corp.
(Exact name of registrant as specified in its charter)

Delaware	27-3983637
-------------------------------	----------------
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

521 Fifth Avenue, Suite 1718 New York, New York	10175
----------------------------------------	----------
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” , “smaller reporting company” and “emerging growth company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant  to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates as of April 30, 2017 was $4,559,742, based on 4,559,742 shares of common stock held by non-affiliates.

As of February 12, 2018, the registrant had 100,000,000 shares of common stock outstanding.

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

We have a minimal amount of cash.   Our financial statements for the fiscal year ended October 31, 2017, included in this report, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such doubts include the fact (i) that we had a net capital deficit at October 31, 2017 and have suffered recurring losses and expects such losses to continue through the following 12 months; and (ii) that if we are unable to obtain revenue producing contracts or financing or if the revenue or financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations.

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

In the third fiscal quarter of 2016, the Company started to enter into contracts to provide Preventative Tests to individuals.  Since July 2016, we have entered into contracts with 29 customers in Taiwan to provide those customers Preventative Tests.  In connection with customers, we have paid and may in the future pay referral fees.  Because we currently do not have our own clinics and clinical laboratories to perform the Preventative Tests and we do not have any professionals on staff who can analyze the test results, we have entered into arrangements with entities in Taiwan to conduct the Preventative Tests. We currently have entered into an arrangement with the Li Ren Yi Shi Jian Yan Suo (“Li Ren”) in Taipei, Taiwan, pursuant to which Li Ren agreed to perform blood tests in Taipei, Taiwan.  We also entered into a Service Agreement with Pharmacogenomics Lab in Taiwan (“Pharmacogenomics”), pursuant to which Pharmacogenomics agreed to conduct genetic tests on the blood samples provided by Li Ren.  Once the testing is completed, Asia-Pacific Gene Engineering Limited, an affiliate of the Company that is owned by the son of our CEO, will prepare the client reports analyzing the test results.  Although we have paid $200,000 to Asian-Pacific Gene Engineering Limited for consulting and testing services, we are also currently in negotiation with selected physicians and genetic specialists to help us convey the test results to our customers.  In the future, we plan to establish our own clinics and laboratories in Taiwan where the patients can have their blood drawn and tested.  Currently we are in the testing process of client blood samples under those signed contracts and we plan to issue analysis reports in May 2018.

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

In 2018, the Company plans to expand its business to provide Pharmacogenetic Tests to patients suffering Alzheimer’s Disease, Parkinson, amyotrophic lateral sclerosis and AIDS.  Our physician and genetic specialists or consultants will design an individualized plan for each customer.  A blood test will then be performed on the customer twice a month for a period of three to nine months to monitor the changes in the customer’s genetic response due to medication treatment.  Specifically, the physicians and genetic specialists will monitor and analyze the test results and produce reports for the customer to suggest alternation and changes to the patient’s treatment on an ongoing basis.

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

Competitive Position

Currently the Company believes that there are many competitors delivering services similar to the Company’s Preventative Tests. Most of those competitors conduct their tests by examining the DNA of the individual. The Company believes, however, that its method in examining the RNA of the individuals for the risk of developing disease, and its services of providing customers’ access to physicians and genetic specialists in analyzing the customer’s test results are unique and can help the Company attract new customers in the market.

There are many companies in the United States performing pharmacogenetic tests but there are very few companies providing pharmacogenetic tests in Taiwan.  The Company believes that its services to provide pharmacogenetic test for patients with specific diseases are unique.  Unlike many other pharmacogenetic testing companies that provide testing upon the request of the patient’s physician, the Company plans to hire physicians and genetic specialist to design individualized pharmacogenetic testing plans for patients with specific diseases.  Physicians will provide medical advice to the customers regarding their medication and treatment choices while genetic specialists, who own doctoral degrees in genetics and genomics and have experiences in genetic research, will help to monitor the customer’s genetic response to the medication.

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

Government Regulations

We are not aware of any government regulations in Taiwan.  If in the future we expand our operation to other jurisdictions, we will be subject to the regulations of the Food and Drug Administration, the Centers for Medicare and Medicaid Services and other federal, state and local governmental authorities.

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

We were incorporated on November 15, 2010, and we have generated no revenues through October 31, 2017.  We also have very little operating history upon which an evaluation of our future success or failure can be made.  As of October 31, 2017, we had no sources of recurring revenues, a history of operating losses and an accumulated deficit of $874,916 since our inception on November 15, 2010.  We have a minimal amount of cash.   Our financial statements for the fiscal year ended October 31, 2017, included in this report, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such doubts include the fact (i) that we had a net capital deficit at October 31, 2017 and have suffered recurring losses and expects such losses to continue through the following 12 months; and (ii) that if we are unable to obtain revenue producing contracts or financing or if the revenue or financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations.  The success of our future operations is dependent upon our ability to carry out our planned activities, fund our operations and compete effectively with other similar businesses.  Based on our current business plan, we expect to incur operating losses during the fiscal year ending October 31, 2018.  We cannot guarantee that we will ever be successful in generating revenues sufficient to cover our operating costs and overhead or achieve profitability.  Our failure to achieve profitability may cause us to suspend or cease our operations.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of February 12, 2018, we had 100,000,000 shares of common stock issued and outstanding.

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

As of February 12, 2018, there were 126 stockholders of record of our common stock.

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

Overview

American Gene Engineer Corp. was incorporated in the State of Delaware on November 15, 2010.  We have no full-time employees and own no real estate or personal property.  We were originally formed as a vehicle to seek the acquisition of, or merger with, an existing company which provides genetic testing and diagnostic services or alternatively develop our own business in those or related market segments.  In July 2016, we ceased to be a “shell company,” as defined under the Securities and Exchange Act, when we commenced our own business in the area of genetic testing and entered into contracts with two individuals in Taiwan, pursuant to which the Company will provide genetic testing of those individuals in Taiwan.  Since then, the Company has entered into 27 additional contracts with individuals in Taiwan for genetic testing services in the fiscal year ended October 31, 2016. The overall business objective of the Company is to provide professional consultation services in genetic testing, pharmacogenetic testing, test result analysis, research, examination and studies. The Company has no full-time employees and owns no real estate or personal property.   We have a minimal amount of cash.

Our financial statements for the fiscal year ended October 31, 2017, included in this report, indicate that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such doubts include the fact (i) that we had net capital deficit at October 31, 2017 and have suffered recurring losses and expects such losses to continue through the following 12 months; and (ii) that if we are unable to obtain revenue producing contracts or financing or if the revenue or financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations.

Plan of Operations

Our business plan is to provide professional consultation services in genetic testing, pharmacogenetic testing, test result analysis, research, examination and studies.  Our principal activity for the next 18 months and thereafter will be launching our genetic testing services in in Taiwan.  We had $447 in cash as of October 31, 2017. Our current cash assets are not sufficient to cover our current and expected expenses and therefore, we will need to obtain further financing, without which we will not be able to execute our business plan or meet our obligations as they become due.

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

Our business operation is progressing slower than we have previously anticipated. It is not clear whether we will be able to succesfully develop an operating business or execute our business plan even if we are able to obtain operational funding.

Results of Operations

Year Ended October 31, 2017 as Compared to Year Ended October 31, 2016

We have not generated any revenue since inception. For the year ended October 31, 2017, we did not receive any amount for future services.   During the fiscal year ended October 31, 2016, we collected $456,000 (net of customer referral fees of $112,000) which has been deferred until such time as the services are provided. We expect to deliver our services in May 2018 with the help of Asia-Pacific Gene Engineering Limited.  As of October 31, 2017, we had prepaid expense of $16,601 related to Asia-Pacific Gene Engineering Limited.  Additional costs, if any, related to the delivery of our services will be funded by our Chief Executive Officer although our Chief Executive Officer is not obligated to fund our operations.

For the year ended October 31, 2017, we incurred $362,176 in operating expenses as compared to $240,000 for the same period in 2016, an increase of 51%.  Our operating expenses increased in fiscal year 2017 mainly due to service fees of $200,000 paid to a related party and fees paid to our third party professionals, including lawyers, accountants and auditors for the audit and other miscellaneous fees. The increase was partially offset by a decrease of commission expense. During the year ended October 31, 2016, we paid $112,000 commission expense to third parties who referred us to our customers while there was no such expense during the year ended October 31, 2017.

For the years ended October 31, 2017 and 2016, we had net losses of $362,176 and $240,000 due to the payment of expenses as described above.

Liquidity and Capital Resources

As of October 31, 2017, we have not generated any revenues from our business operations and had $447 cash. There is a substantial doubt regarding the Company’s ability to continue as a going concern.

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
We have a minimal amount of cash.   Our financial statements for the fiscal year ended October 31, 2017, included in this report, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such doubts include the fact (i) that we had a net capital deficit at October 31, 2017 and have suffered recurring losses and expects such losses to continue through the following 12 months; and (ii) that if we are unable to obtain revenue producing contracts or financing or if the revenue or financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of October 31, 2017 and, based on his evaluation, have concluded that the disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).  Based on this evaluation, management concluded that there is a reasonable possibility that a material misstatement as of October 31, 2017, the Company’s annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal control.

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

Changes in Internal Control over Financial Reporting

During fiscal year ended October 31, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our executive officers are elected by the board of directors and serve at the discretion of the board.  All of the current directors serve until the next annual stockholders’ meeting or until their successors have been duly elected and qualified.  The following table sets forth certain information regarding our current directors and executive officers:

Name	Age	Position(s)	Director Since
Ming Lin	62	Chief Executive Officer and director	2014
Han-Chen Lin	29	Chief Financial Officer and director	2014

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

Item 11. Executive Compensation.

Executive Compensation

We appointed our Chief Executive Officer on January 29, 2014 and our Chief Financial Officer on January 10, 2014.  Currently our CFO does not receive any compensation for her services in her role. For the years ended October 31, 2017 and 2016, salary expense for our CEO was $22,000 and $8,000, respectively.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of February 12, 2018, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  The stockholder listed below has direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address of Beneficial Owner	Amount and Nature of Ownership(1)	Percent of Class(2)
Executive Officers and Directors:
Ming Lin Chief Executive Officer, Sole Director 4F-3, No. 32, Section 1, Anhe Road Da-an District Taipei, Taiwan 10689	44,990,258	45.0%
Han-Chen Lin(3) Chief Financial Officer 4F-3, No. 32, Section 1, Anhe Road Da-an District Taipei, Taiwan 10689	2,000,000	2%
All Directors and Executive Officers as a Group (2 Person)	46,990,258	47.0%
5% Holder:
Tzu-Yun Chang(4) 4F-3, No. 32, Section 1, Anhe Road Da-an District Taipei, Taiwan 10689	48,450,000	48.5%
(1) All stockholders listed have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.
(2) Applicable percentage ownership is based on 100,000,000 shares of common stock outstanding as of February 12, 2018.  The Company has no convertible securities outstanding.
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

On October 31, 2016, we entered into a service agreement with Asia-Pacific Gene Engineering Limited, a company owned by an individual who is (i) the son of our CEO, (ii) the son of our largest shareholder (who is the wife of our CEO), and (iii) the brother of our CFO (“APG”).  Pursuant to the service agreement, APG agreed to provide consulting services and genetic test result analysis services to our customers.  The APG Agreement has a term of one-year and we agreed to pay an annual fee of $200,000 to APG for its services. During the year ended October 31, 2017, we paid APG $20,000 in advance for future genetic test expenses. As of October 31, 2017, services of $3,398 have been provided.

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

AUDIT FEES. The aggregate fees billed for professional services rendered by GBH CPAs, PC for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the fiscal year ended October 31, 2017 were $24,880 and for the fiscal year ended October 31, 2016 were $20,523.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of American Gene Engineer Corp.
 New York, New York

We have audited the accompanying balance sheets of American Gene Engineer Corp. as of October 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended.  American Gene Engineer Corp.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Gene Engineer Corp. as of October 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
February 20, 2018

American Gene Engineer Corp.
Balance Sheets

ASSETS	October 31, 2017	October 31, 2016
Current assets:
Cash and cash equivalents	$447	$308,541
Prepaid expense	80,328	92,357
Total current assets	80,775	400,898
Rent deposit	3,800	3,800
Total assets	$84,575	$404,698

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$25,292	$15,966
Account payable and accrued expenses- related party	6,000	2,858
Deferred revenue	568,000	568,000
Total liabilities	599,292	586,824

Stockholders’ deficit:
Common stock, $0.001 par value, 200,000,000 authorized, 100,000,000 shares issued and outstanding	100,000	100,000
Additional paid-in capital	260,199	230,614
Accumulated deficit	(874,916)	(512,740)
Total stockholders’ deficit	(514,717)	(182,126)
Total liabilities and stockholders’ deficit	$84,575	$404,698

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Statements of Operations

	Year Ended October 31, 2016	Year Ended October 31, 2016
Revenue:
Revenue	$-	$-

Operating expenses:
General and administrative expenses	$362,176	240,000

Net loss	$(362,176)	$(240,000)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	100,000,000	100,000,000

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Statement of Changes in Deficit

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par	Capital	Deficit	Total

Balance at October 31, 2015	100,000,000	$100,000	$180,129	$(272,740)	$7,389
Capital contribution		-	50,485	-	50,485
Net loss	-	-	-	(240,000)	(240,000)

Balance at October 31, 2016	100,000,000	100,000	230,614	(512,740)	(182,126)

Capital contribution	-	-	29,585	-	29,585
Net loss	-	-	-	(362,176)	(362,176)

Balance at October 31, 2017	100,000,000	$100,000	$260,199	$(874,916)	$(514,717)

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Statements of Cash Flows

	October 31,	October 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(362,176)	$(240,000)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	12,029	(89,307)
Accounts payable and accrued expenses	9,326	8,350
Accounts payable and accrued expenses – related party	3,142	1,464
Deferred revenue	-	568,000
Net cash provided by (used in) operating activities	(337,679)	248,507

Cash flows from financing activities:
Capital contribution from related party	29,585	50,485
Net cash provided by financing activities	29,585	50,485

Net increase (decrease) in cash and cash equivalents	(308,094)	298,992
Cash and cash equivalents, beginning of year	308,541	9,549

Cash and cash equivalents, end of year	$447	$308,541

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the statement of operations. No such charges have been incurred by the Company.  As of October 31, 2017, the Company has no accrued interest related to uncertain tax positions.

REVENUE RECOGNITION

The Company recognizes revenue only when (1) there is persuasive evidence of an arrangement with the customer; (2) delivery has occurred or services have been rendered; (3) amount due to the customer is fixed or determinable; and (4) collectability is reasonably assured. Advance payments from customers are deferred and recorded in deferred revenue. During the year ended October 31, 2016, the Company received $568,000 from customers for gene analysis reports to be provided by the Company. Revenue will be recorded by the Company when the report is delivered. As of October 31, 2017, the Company has not delivered any reports.

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

SUBSEQUENT EVENTS

The Company has evaluated all transactions from October 31, 2017 through the financial statement issuance date for subsequent event disclosure consideration.

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

NOTE 3 – GOING CONCERN

At October 31, 2017, the Company had a net working capital deficit of $518,517. The Company has suffered recurring losses and expects such losses to continue through at least the following 12 months.  The Company expects to finance its operations primarily through contributions from its Chief Executive Officer and receipts from customer contracts.  The Chief Executive Officer is not legally obligated to provide any financing.

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

NOTE 4– PREPAID EXPENSE

Prepaid expense consisted of the following at October 31, 2017 and October 31, 2016:

	October 31, 2017	October 31, 2016
Prepaid examination fee	$76,906	$90,007
Others	3,422	2,350
Total prepaid expense	$80,328	$92,357

On September 30, 2016, the Company entered into an agreement with Pharmacogenomics Lab in Taiwan for gene testing services. Pursuant to the agreement, the Company prepaid $90,007 to Pharmacogenomics Lab in October 2016. As of October 31, 2017 and 2016, prepaid examination fees to Pharmacogenomics Lab were $60,305 and $90,007, respectively.

In March 2017, the Company prepaid Asia-Pacific Gene Engineering Limited, a company controlled by the Chief Executive Officer’s son, $20,000 for testing services.  As of October 31, 2017, prepaid examination fee to Asia-Pacific Gene Engineering Limited was $16,601.

NOTE 5– RELATED PARTY TRANSACTION

As of October 31, 2017 and 2016, salary payable to the Company’s Chief Executive Officer was $6,000 and $2,858, respectively.

On November 1, 2016, the Company entered into a service agreement with Asia-Pacific Gene Engineering Limited Pursuant to the agreement, Asia-Pacific Gene Engineering Limited agreed to provide services to the Company’s customers, such as pre-exam consulting, testing result analyzing and post exam consulting for one year for a $200,000 service fee. The Company paid the $200,000 service fee in January 2017 and expensed $200,000 during the year ended October 31, 2017. See Note 4.

See Note 7 for contributions made by the Company’s Chief Executive Officer.

NOTE 6– INCOME TAXES

At October 31, 2017, we had federal income tax net operating loss (“NOL”) carryforwards of approximately $875,000. The NOL carryforwards expire from fiscal year 2033 through 2037. The value of these carryforwards depends on our ability to generate taxable income. A change in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize our net operating loss carryforwards. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if we fail to generate taxable income prior to the expiration dates we may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. We have had cumulative losses and there is no assurance of future taxable income, therefore, valuation allowances have been recorded to fully offset the deferred tax asset at October 31, 2017 and 2016.

NOTE 7– EQUITY

During the years ended October 30, 2017 and 2016, the Company’s Chief Executive Officer contributed cash of $29,585 and $50,485, respectively, to the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2018.

AMERICAN GENE ENGINEER CORP.

By:	/s/ Ming Lin
Ming Lin Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ming Lin	President and Chief Executive Officer and Director	February 21, 2018
Ming Lin	(Principal Executive Officer)

/s/ Han-Chen Li	Chairman, Chief Financing Officer and Director	February 21, 2018
Han-Chen Li	(Principal Financial Officer and Principal Accounting Officer)