Form 10-Q
period 2018-01-31
AMERICAN GENE ENGINEER CORP
filed 2018-03-26
CIK 1600784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2018 or

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

None
(Former name of Registrant)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  100,000,000 shares of common stock issued and outstanding as of March 21, 2018.

ITEM 1. FINANCIAL STATEMENTS

American Gene Engineer Corp.
Balance Sheets
As of January 31, 2018 and October 31, 2017
(Unaudited)

	January 31, 2018	October 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$153	$447
Prepaid expense	80,749	80,328
Total current assets	80,902	80,775
Rent deposit	3,800	3,800

Total assets	$84,702	$84,575

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$14,572	$25,292
Accrued expenses – related party	11,082	6,000
Deferred revenue	568,000	568,000
Total liabilities	593,654	599,292

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 200,000,000 authorized, 100,000,000 share issued and outstanding,	100,000	100,000
Additional paid-in capital	292,414	260,199
Accumulated deficit	(901,366)	(874,916)
Total stockholders’ deficit	(508,952)	(514,717)

Total liabilities and stockholders’ deficit	$84,702	$84,575

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Statements of Operations
For the Three Months Ended January 31, 2018 and 2017
(Unaudited)

	Three Months Ended January 31,
	2018	2017
Revenue:
Revenue	$-	$-

Operating expenses:
General and administrative expenses	26,450	84,112

Net loss	$26,450	$84,112

Net loss per common share – basic and diluted	(0.00)	(0.00)
Weighted average common shares outstanding – basic and diluted	100,000,000	100,000,000

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Statements of Cash Flows
For the Three Months Ended January 31, 2018 and 2017
(Unaudited)

	Three Months Ended January 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(26,450)	$(84,112)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(421)	(149,300)
Accounts payable and accrued expenses	(10,720)	(5,921)
Accrued expense– related party	5,082	(2,858)
Net cash used in operating activities	(32,509)	(242,191)

Cash flows from financing activities:
Capital contribution from related party	32,215	1,047
Net cash provided by financing activities	32,215	1,047

Net decrease in cash and cash equivalents	(294)	(241,144)
Cash and cash equivalents, beginning of period	447	308,541

Cash and cash equivalents, end of period	$153	$67,397

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended October 31, 2017 and notes thereto contained elsewhere in the Annual Report on Form 10-K filed with the SEC on February 21, 2018

ESTIMATES AND ASSUMPTIONS

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

REVENUE RECOGNITION

The Company recognizes revenue only when (1) there is persuasive evidence of an arrangement with the customer; (2) delivery has occurred or services have been rendered; (3) amount due to the customer is fixed or determinable; and (4) collectability is reasonably assured. Advance payments from customers are deferred and recorded in deferred revenue. During the year ended October 31, 2016, the Company received $568,000 from customers for gene analysis reports to be provided by the Company. Revenue will be recorded by the Company when the report is delivered. As of January 31, 2018, the Company has not delivered any reports.

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

In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the statement of operations. No such charges have been incurred by the Company.  As of January 31, 2018, the Company has no accrued interest related to uncertain tax positions.

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

SUBSEQUENT EVENTS

The Company has evaluated all transactions from January 31, 2018 through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed.

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

NOTE 3 – GOING CONCERN

At January 31, 2018, the Company had a net working capital deficit of $512,752. The Company has suffered recurring losses and expects such losses to continue through at least the following 12 months. The Company expects to finance its operations primarily through contributions from its Chief Executive Officer and receipts from customer contracts. The Chief Executive Officer is not legally obligated to provide any financing.

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

NOTE 4 – PREPAID EXPENSE

Prepaid expense consisted of the following at January 31, 2018 and October 31, 2017:

	January 31, 2018	October 31, 2017
Prepaid examination fee	$75,977	$76,906
Others	4,772	3,422
Total prepaid expense	$80,749	$80,328

On September 30, 2016, the Company entered into an agreement with Pharmacogenomics Lab in Taiwan for gene testing services. Pursuant to the agreement, the Company prepaid $90,007 to Pharmacogenomics Lab in October 2016. As of January 31, 2018 and October 31, 2017, prepaid examination fees to Pharmacogenomics Lab were $60,305.

In March 2017, the Company prepaid Asia-Pacific Gene Engineering Limited, a company controlled by the Chief Executive Officer’s son, $20,000 for testing services. As of January 31, 2018 and October 31, 2017, prepaid examination fee to Asia-Pacific Gene Engineering Limited was $15,672 and $16,601, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of January 31, 2018 and October 31, 2017, salary payable to the Company’s Chief Executive Officer was $11,082 and $6,000.

On November 1, 2016, the Company entered into a service agreement with Asia-Pacific Gene Engineering Limited. Pursuant to the agreement, Asia-Pacific Gene Engineering Limited agreed to provide services to the Company’s customers, such as pre-exam consulting, testing result analyzing and post exam consulting for one year for a $200,000 service fee. The Company paid the $200,000 service fee in January 2017 and expensed $50,000 during the three months ended January 31, 2017.

See Note 7 for contributions made by the Company’s Chief Executive Officer.

NOTE 6 – INCOME TAXES

At January 31, 2018, we had federal income tax net operating loss (“NOL”) carryforwards of approximately $901,000. The NOL carryforwards expire from fiscal year 2033 through 2038. The value of these carryforwards depends on our ability to generate taxable income. A change in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize our net operating loss carryforwards. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if we fail to generate taxable income prior to the expiration dates we may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. We have had cumulative losses and there is no assurance of future taxable income, therefore, valuation allowances have been recorded to fully offset the deferred tax asset at January 31, 2018 and October 31, 2017.

NOTE 7 – EQUITY

During the three months ended January 31, 2018 and January 31, 2017, the Company’s Chief Executive Officer contributed cash of $32,215 and $1,047, respectively, to the Company.

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

Corporate Overview

American Gene Engineer Corp. (“Company”) was incorporated in the State of Delaware on November 15, 2010. We have no full-time employees and own no real estate or personal property. We were originally formed as a vehicle to seek the acquisition of, or merger with, an existing company which provides genetic testing and diagnostic services or alternatively develop our own business in those or related market segments. In July 2016, we ceased to be a “shell company,” as defined under the Securities and Exchange Act, when we commenced our own business in the area of genetic testing and entered into contracts with two individuals in Taiwan, pursuant to which the Company will provide genetic testing of those individuals in Taiwan. Subsequently, we have entered into similar contracts with 27 additional customers to perform genetic testing services. The overall business objective of the Company is to provide professional consultation services in gene development, research, examination and studies.

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

Plan of Operation

The part of the business plan that we are currently implementing is to provide genetic testing services and genetic test analysis services to individuals. Genetic tests can be performed to determine genetic relationships to certain diseases, indicate possible future illness issues, and evaluate an individual’s response to therapy and medication. We currently focus on individualized RNA genetic testing (“RNA tests”). The Company provides RNA tests for both healthy individuals and individuals with specified health concerns. For healthy individuals, the RNA test is preventative. For individuals with special health concerns, the RNA tests can be used to determine the right treatment and medication for such individuals.  Because we currently do not have our own clinics and clinical laboratories to perform the Preventative Tests and we do not have any professionals on staff who can analyze the test results, we have entered into arrangements with entities in Taiwan to conduct the Preventative Tests. We currently have entered into an arrangement with the Li Ren Yi Shi Jian Yan Suo (“Li Ren”) in Taipei, Taiwan, pursuant to which, Li Ren agreed to perform blood tests in Taipei, Taiwan.  We also entered into a Service Agreement with Pharmacogenomics Lab in Taiwai (“Pharmacogenomics”), pursuant to which, Pharmacogenomics agreed to conduct genetic tests on the blood samples provided by Li Ren.  Once the testing is completed, Asian-Pacific Genetic Engineering Limited, a company that is owned by the son of our Chief Executive Officer, will prepare the client reports analyzing the test results.  We are also currently in negotiation with selected physicians and genetic specialists to help us convey the test results to our customers.  In the future, we plan to establish our own clinics and laboratories in Taiwan where the patients can have their blood drawn and tested.  Currently we are in the testing process of client blood samples under those signed contracts and we plan to issue analysis reports in May 2018.

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

Results of Operation

Three months ended January 31, 2018 as Compared to three months ended January 31, 2017

We have not generated any revenue since inception. For the three months ended January 31, 2018, and 2017, we did not receive any amount for future services. During the fiscal year ended October 31, 2016, we collected $456,000 (net of customer referral fees of $112,000) which has been deferred until such time as the services are provided. We expect to deliver our services in May 2018 with the help of Asia-Pacific Gene Engineering Limited. As of January 31, 2018, we had prepaid expense of $15,672 related to Asia-Pacific Gene Engineering Limited. Additional costs, if any, related to the delivery of our services will be funded by our Chief Executive Officer although our Chief Executive Officer is not obligated to fund our operations.

For the three months ended January 31, 2018, we incurred $26,450 in operating expenses as compared to $84,114 for the same period in 2017. Our operating expenses for the three months ended January 31, 2018 mainly included fees paid to our third party professionals, including lawyers, accountants and auditors for the filing of periodic reports with SEC and other miscellaneous fees. Compared to the three months ended January 31, 2017, the decrease in operating expense is because of a $50,000 service fee to one related party during three months ended January 31, 2017. There were no such expenses during three months ended January 31, 2018.

For the three months January 31, 2018 and 2017 we had net losses of $26,450 and $84,112, respectively. The decrease was mainly due to the related party service fee incurred during the three months ended January 31, 2017 as described above.

Liquidity and Capital Resources

As of January 31, 2018, we have no current source of revenue and had cash and cash equivalents of $153.  There is a substantial doubt regarding the Company’s ability to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of January 31, 2018 and, based on his evaluation, have concluded that the disclosure controls and procedures were not effective.

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

Changes in internal control over financial reporting

During the three months ended January 31, 2018, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes from the risk factors disclosed in Item 1A (Risk Factors) contained in our Form 10-K for the year ended October 31, 2017, filed with the SEC on February 21, 2018. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect out operations. The risks, uncertainties and other factors set forth in our Form 10-K for the year ended October 31, 2017, filed with the SEC on February 21, 2018, may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

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

Date: March 26, 2018

American Gene Engineer Corp.

/s/ Ming Lin
Ming Lin
CEO, Principal Executive Officer, and Director
Date:

/s/ Han-Chen Lin
Han-Chen Lin
CFO, Principal Accounting Officer, and Director
Date: