Form 10-Q
period 2018-04-30
AMERICAN GENE ENGINEER CORP
filed 2018-06-18
CIK 1600784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2018 or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  100,000,000 shares of common stock issued and outstanding as of June 11, 2018.

ITEM 1. FINANCIAL STATEMENTS

American Gene Engineer Corp.
Balance Sheets
As of April 30, 2018 and October 31, 2017
(Unaudited)

	April 30, 2018	October 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,578	$447
Prepaid expense	78,212	80,328
Total current assets	79,790	80,775
Rent deposit	3,800	3,800

Total assets	$83,590	$84,575

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$39,192	$31,292
Deferred revenue	568,000	568,000
Total liabilities	607,192	599,292

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 200,000,000 authorized, 100,000,000 shares issued and outstanding	100,000	100,000
Additional paid-in capital	314,371	260,199
Accumulated deficit	(937,973)	(874,916)
Total stockholders’ deficit	(523,602)	(514,717)

Total liabilities and stockholders’ deficit	$83,590	$84,575

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Statements of Operations
For the Three and Six Months Ended April 30, 2018 and 2017
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
Revenue:
Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	36,607	93,888	63,057	178,000

Net loss	$36,607	$93,888	$63,057	$178,000

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	100,000,000	100,000,000	100,000,000	100,000,000

See accompanying notes to the financial statements.

American Gene Engineer Corp.
Statements of Cash Flows
For the Six Months Ended April 30, 2018 and 2017
(Unaudited)

	April 30,	April 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(63,057)	$(178,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,116	(119,133)
Accounts payable and accrued expenses	(2,723)	(3,728)
Accounts payable – related party	10,623	(2,858)
Net cash used in operating activities	(53,041)	(303,719)

Cash flows from financing activities:
Capital contribution from related party	54,172	3,499
Net cash provided by financing activities	54,172	3,499

Net increase (decrease) in cash and cash equivalents	1,131	(300,220)
Cash and cash equivalents, beginning of period	447	308,541

Cash and cash equivalents, end of period	$1,578	$8,321

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

REVENUE RECOGNITION

The Company recognizes revenue only when (1) there is persuasive evidence of an arrangement with the customer; (2) delivery has occurred or services have been rendered; (3) amount due to the customer is fixed or determinable; and (4) collectability is reasonably assured. Advance payments from customers are deferred and recorded in deferred revenue. During the year ended October 31, 2016, the Company received $568,000 from customers for gene analysis reports to be provided by the Company. Revenue will be recorded by the Company when the report is delivered. As of April 30, 2018, no service has been provided by the Company.

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

In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the statement of operations. No such charges have been incurred by the Company.  As of April 30, 2018, the Company has no accrued interest related to uncertain tax positions.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

SUBSEQUENT EVENTS

The Company has evaluated all transactions from April 30, 2018 through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed.

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

NOTE 3 – GOING CONCERN

At April 30, 2018, the Company had a net working capital deficit of $527,402. The Company has suffered recurring losses and expects such losses to continue through at least the following 12 months. The Company expects to finance its operations primarily through contributions from its Chief Executive Officer and receipts from customer contracts. The Chief Executive Officer is not legally obligated to provide any financing.

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

NOTE 4 – PREPAID EXPENSE

Prepaid expense consisted of the following at April 30, 2018 and October 31, 2017:

	April 30, 2018	October 31, 2017
Prepaid examination fee	$75,422	$76,906
Others	2,790	3,422
Total prepaid expense	$78,212	$80,328

On September 30, 2016, the Company entered into an agreement with Pharmacogenomics Lab in Taiwan for gene testing services. Pursuant to the agreement, the Company prepaid $90,007 to Pharmacogenomics Lab in October 2016. As of April 30, 2018 and October 31, 2017, prepaid examination fees to Pharmacogenomics Lab were $60,305.

In March 2017, the Company prepaid Asia-Pacific Gene Engineering Limited, a company controlled by the Chief Executive Officer’s son, $20,000 for testing services. As of April 30, 2018 and October 31, 2017, prepaid examination fee to Asia-Pacific Gene Engineering Limited was $15,117 and $16,601, respectively

NOTE 5 – RELATED PARTY TRANSACTIONS

On November 1, 2016, the Company entered into a service agreement with Asia Pacific Gene Engineering Co., an affiliated company. Pursuant to the agreement, Asia Pacific Gene Engineering Co. will provide services to the Company’s customers, such as pre-exam consulting, testing result analysis and post exam consulting for one year for a $200,000 service fee. The Company paid the $200,000 service fee in January 2017 and expensed $100,000 during the six months ended April 30, 2017.

See Note 7 for contributions made by the Company’s Chief Executive Officer.

NOTE 6 – INCOME TAXES

At April 30, 2018, we had federal income tax net operating loss (“NOL”) carryforwards of approximately $935,324. The NOL carryforwards expire from fiscal year 2033 through 2038. The value of these carryforwards depends on our ability to generate taxable income. A change in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize our net operating loss carryforwards. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if we fail to generate taxable income prior to the expiration dates we may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. We have had cumulative losses and there is no assurance of future taxable income, therefore, valuation allowances have been recorded to fully offset the deferred tax asset at April 30, 2018 and October 31, 2017.

NOTE 7 – EQUITY

During the six months ended April 30, 2018 and April 30, 2017, the Company’s president contributed cash of $54,172 and $3,499, respectively, to the Company.

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

Plan of Operations

The part of the business plan that we are currently implementing is to provide genetic testing services and genetic test analysis services to individuals. Genetic tests can be performed to determine genetic relationships to certain diseases, indicate possible future illness issues, and evaluate an individual’s response to therapy and medication. We currently focus on individualized RNA genetic testing (“RNA tests”). The Company provides RNA tests for both healthy individuals and individuals with specified health concerns. For healthy individuals, the RNA test is preventative. For individuals with special health concerns, the RNA tests can be used to determine the right treatment and medication for such individuals.  Because we currently do not have our own clinics and clinical laboratories to perform the Preventative Tests and we do not have any professionals on staff who can analyze the test results, we have entered into arrangements with entities in Taiwan to conduct the Preventative Tests. We currently have entered into an arrangement with the Li Ren Yi Shi Jian Yan Suo (“Li Ren”) in Taipei, Taiwan, pursuant to which, Li Ren agreed to perform blood tests in Taipei, Taiwan.  We also entered into a Service Agreement with Pharmacogenomics Lab in Taiwan (“Pharmacogenomics”), pursuant to which, Pharmacogenomics agreed to conduct genetic tests on the blood samples provided by Li Ren.  Once the testing is completed, Asian Pacific Genetic Engineering Corp, an affiliate of the Company, will prepare the client reports analyzing the test results.  We are also currently in negotiation with selected physicians and genetic specialists to help us convey the test results to our customers.  In the future, we plan to establish our own clinics and laboratories in Taiwan where the patients can have their blood drawn and tested.  Currently we are in the testing process of client blood samples under those signed contracts and we plan to issue analysis report in October 2018.

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

Results of Operation

Three months ended April 30, 2018 as Compared to three months ended April 30, 2017

We have not generated any revenue since inception. During the fiscal year ended October 31, 2016, we collected $456,000 (net of customer referral fees of $112,000) which has been deferred until such time as the services are provided. We expect to deliver our services in October 2018 with the help of Asia-Pacific Gene Engineering Limited. As of April 30, 2018, we had prepaid expense of $15,117 related to Asia-Pacific Gene Engineering Limited. Additional costs, if any, related to the delivery of our services will be funded by our Chief Executive Officer although our Chief Executive Officer is not obligated to fund our operations.

For the three months ended April 30, 2018, we incurred $36,607 in operating expenses as compared to $93,888 for the same period in 2017. During the three months ended April 30, 2017, we recorded $50,000 consulting fee to Asia Pacific Gene Engineering Co., an affiliated company for services. There was no such fee during the three months ended April 30, 2018.

For the three months April 30, 2018 and 2017 we had net losses of $36,607 and $93,888, respectively, due to the payment of expenses as described above.

Six months ended April 30, 2018 as Compared to six months ended April 30, 2017

We have not generated any revenue since inception.

For the six months ended April 30, 2018, we incurred $63,057 in operating expenses as compared to $178,000 for the same period in 2017. During the six months ended April 30, 2017, we recorded $100,000 consulting fee to Asia Pacific Gene Engineering Co., an affiliated company for services. There was no such fee during the six months ended April 30, 2018.

For the six months April 30, 2018 and 2017 we had net losses of $63,057 and $178,000, respectively, due to the payment of expenses as described above.

Liquidity and Capital Resources

As of April 30, 2018, we have no current source of revenue and had cash and cash equivalents of $1,578.  There is a substantial doubt regarding the Company’s ability to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of April 30, 2018 and, based on his evaluation, have concluded that the disclosure controls and procedures were not effective.

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

Changes in internal control over financial reporting

During the six months ended April 30, 2018, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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
Date: June 18, 2018

/s/ Han-Chen Lin
Han-Chen Lin
CFO, Principal Accounting Officer, and Director
Date: June 18, 2018